Form 10QSB
period 1996-06-30
MICROLEAGUE MULTIMEDIA INC
filed 1996-08-14
CIK 1010395

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

         (Mark One)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the interim period ended June 30, 1996

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from               to
                               -------------    --------------

                        Commission file number 333-02148
                                               ---------

                          MICROLEAGUE MULTIMEDIA, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        Delaware                                       23-2563090
- ------------------------                   ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


750 Dawson Drive
Newark, Delaware                                                       19713
- ----------------------------------------                             ----------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (302) 368-9990
                      -----------------------------------
                (Issuer's Telephone Number, Including Area Code)




         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No      X    *
    --------      --------


         As of August 14, 1996, the registrant had outstanding 3,927,667 shares of Common Stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one):

Yes           No
    --------      --------

* The issuer became subject to the reporting requirements of the Securities Exchange Act of 1934 as amended, on May 23, 1996.

                          MICROLEAGUE MULTIMEDIA, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements:

Consolidated Balance Sheets, June 30, 1996 & December 31, 1995............... 3

Consolidated Statements of Operations, six months ended
    June 30, 1996, and June 30, 1995......................................... 4

Consolidated Statements of Operations, quarters ended June 30, 1996 and
1995......................................................................... 5

Consolidated Statements of Cash Flows, six months ended
    June 30, 1996 & 1995 .................................................... 6

Notes to Consolidated Financial Statements................................... 7



ITEM 2.  Management Discussion and Analysis.................................. 8

PART II.  OTHER INFORMATION

ITEM 5. Other Information

ITEM 6. Exhibits

                          MICROLEAGUE MULTIMEDIA, INC..

                           CONSOLIDATED BALANCE SHEETS

                     AS OF JUNE 30, 1996 & DECEMBER 31, 1995

                       ASSETS                                                       June 30, 1996         Dec. 31, 1995
                                                                                    -------------         -------------
                                                                                    (unaudited)
    Cash and cash equivalents                                                       $1,190,279                $6,754

    Accounts receivable, less allowance
           for Sales Returns of $430, 000                                            1,122,128             1,763,124
           and $444,000
    Inventories                                                                      1,268,913               916,715
    Royalty advances                                                                   548,717               295,702
    Prepaid and other current assets                                                   365,960               247,500
    Income tax receivable                                                              415,941                     0
      Deferred tax asset                                                               342,976               208,300


               Total Current Assets                                                  5,254,914             3,438,095
                                                                                  ------------          ------------

Property, plant and equipment, net                                                     708,059               425,162
Capitalized software costs                                                             461,678               370,021
Goodwill                                                                               733,710               771,210
Intangible assets                                                                      191,651               262,638
Other assets                                                                           129,265               107,413
                                                                                  ------------          ------------
           Total assets                                                             $7,479,277            $5,374,539
                                                                                  ============          ============
     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - bank                                                                        $0            $2,281,372
Current portion of long-term debt                                                      282,299               391,530
       Accounts payable                                                              1,113,522             1,109,625
Other accrued liabilities                                                              381,877               238,813
                                                                                  ------------          ------------
     Total current liabilities                                                       1,777,698             4,021,340
                                                                                  ============          ============

Long-term debt                                                                       1,095,159             1,019,602
Deferred tax liability                                                                 238,671               192,000
           Total liabilities                                                         3,111,528             5,232,942
                                                                                  ------------          ------------
Commitments and contingencies

Stockholders' equity:
        Common Stock                                                                    39,297                26,749
        Additional Paid-in Capital                                                   7,398,000             2,057,158
        Accumulated deficiency                                                      (3,069,548)           (1,872,380)
        Less: receivable from stockholders                                                   0               (69,930)
                                                                                  ------------          ------------
     Total stockholders's equity                                                     4,367,749               141,597
                                                                                  ------------          ------------
     Total liabilities and stockholders' equity                                     $7,479,277            $5,374,539
                                                                                  ============          ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                         CONSOLIDATED INCOME STATEMENTS

             FOR THE SIX MONTHS ENDED JUNE 30, 1996 & JUNE 30, 1995


                                                  1996               1995
                                                  ----               ----
                                               (unaudited)       (unaudited)

Net sales                                      $1,989,128         $1,318,594

Cost of goods sold                              1,308,801            968,140
                                            -------------       ------------
Gross profit                                      680,327            350,454

Operating expenses:
Product development                               215,147             76,286
Selling                                           714,855            267,795
General & Admin                                   967,563            646,058
                                            -------------       ------------
Income from operations                         (1,217,238)          (639,685)

    Interest expense                              143,574            114,592

    Other income, net                                   0              4,054

Provision for income taxes, before
    extraordinary items                          (367,825)                 0
                                            -------------       ------------

Income before extraordinary items               ($992,987)         ($758,331)

Extraordinary items, net of tax effect            204,181                  0
                                            -------------       ------------
Net (Loss)                                    ($1,197,168)         ($758,331)
                                            =============       ============

Net (Loss) per common share                        ($0.37)            ($0.26)

Weighted average common
  shares outstanding                            3,227,177          2,901,845





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                         CONSOLIDATED INCOME STATEMENTS

            FOR THE THREE MONTHS ENDED JUNE 30, 1996 & JUNE 30, 1995


                                                    1996                1995
                                                    ----                ----
                                                 (unaudited)         (unaudited)

Net sales                                          $857,555            $726,640

Cost of goods sold                                  561,817             574,226
                                               ------------        ------------
Gross profit                                        295,738             188,414

Operating expenses:
Product development                                 173,619              69,495
Selling                                             523,756             166,162
General & Admin                                     450,775             245,398
                                               ------------        ------------
Income from operations                             (852,412)           (292,641)

    Interest expense                                 52,957              52,571

    Other income, net                                     0               4,054

Provision for income taxes, before
    extraordinary items                            (283,133)                  0
                                              -------------       -------------

Income before extraordinary items                  (622,236)           (349,266)

Extraordinary items, net of tax effect              204,181                   0
                                              -------------       -------------
Net (Loss)                                        ($826,417)          ($349,266)
                                              =============        ============

Net (Loss) per common share
    before extraordinary item                        ($0.18)                  -

Net (Loss) per common share                          ($0.24)             ($0.12)

Weighted average common
    shares outstanding                            3,490,928           2,937,978





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                        CONSOLIDATED CASH FLOW STATEMENTS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 & 1995

                                                                              1996              1995
                                                                          ------------      -------------
                                                                           (unaudited)        (unaudited)
Net loss                                                                  ($1,197,168)         ($758,331)
   Adjustments to reconcile net loss
        to net cash used in operating activities:
      Depreciation and amortization                                           323,984             68,399
      Provision for doubtful accounts                                         178,123            275,000

      Changes in operating assets and liabilities:
          Decrease (Increase) in accounts receivable                          341,070           (542,699)
          (Increase) in inventories                                          (352,199)           (83,988)
          (Increase) in royalty advances                                     (253,015)           (31,025)
          (Increase) in other current assets                                 (669,077)            49,580
          (Increase) in other assets                                           (5,021)          (481,173)
          Increase in accounts payable                                          3,897            373,092
          Increase in other accrued liabilities                               189,735             47,394
                                                                         ------------      -------------
             Net cash  used in operating activities                        (1,439,670)        (1,083,751)
                                                                         ------------      -------------
Cash flows used in investing activities:
   Purchase of property, plant and equipment                                 (345,217)           (74,401)
   Net increase in other assets                                                     0
                                                                         ------------      -------------

         Net cash used in investing activities                               (345,217)           (74,401)
                                                                         ------------      -------------

Cash flows provided by financing activities
   Payments of receivables by stockholders                                    (69,930)                 0
   Net borrowings (payments) of long-term debt                                (33,674)           690,560
   Net increase in note payable - bank                                     (2,281,372)            89,500
   Net increase in common stock & a.p.i.c.                                  5,353,388            309,275
                                                                         ------------      -------------

         Net cash provided by financing activities                          2,968,422          1,089,335
                                                                         ------------      -------------

   Net increase in cash and cash equivalents                                1,183,525            (68,817)

Cash and cash equivalents, beginning of year                                    6,754             73,345
                                                                         ------------      -------------

Cash and cash equivalents, end of year                                     $1,190,279             $4,528

Supplemental cash flow disclosures:
   Cash paid during the period for interest                                   $87,844            $55,481

   Noncash, financing activities:
      Conversion of notes payable to common stock                             $84,023           $237,500
      Capital lease obligations                                               186,282
      Bridge loan OID interest expense                                        249,847



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business:

        The unaudited interim financial statements for Microleague Multimedia, Inc. (the "Company") include the operations of APBA Game Company ("APBA") and Ablesoft, Inc. ("Ablesoft"), two interactive multimedia product companies which were acquired by the Company in 1995, as well as those of Microleague and Ferraul Corp., doing business as FoxFire Printing ("FoxFire"). However, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company sells its products primarily through software retailers, mail order, wholesale clubs and mass market merchandisers throughout the United States. The Company also provides commercial printing, graphic design and manufacturing services. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of these financial statements have been included.

        Certain accounts have been reclassified from the prior year and prior interim period presentation.

2.      Inventory

        Inventory, net of valuation allowances consisted of the following:

                                       June 30, 1996    December 31, 1995

        Raw materials...............    $   68,832          $ 24,695
        Work-in-process.............       187,874            86,082
        Finished goods..............     1,012,207           805,938
                                        ----------          --------
                Total...............    $1,268,913          $916,715
                                        ==========          ========

3.      Earnings Per Share

        Net income per share of Common Stock for the six months ended June 30, 1996 and 1995 is computed based upon the weighted average number of shares of Common Stock outstanding during the applicable period plus the effect of common shares contingently issuable, primarily from the exercise of stock options and warrants.

4.      Stockholders' Equity

        During the second quarter of 1996, the Company completed an initial public offering of 1,173,000 Units consisting of one share of Common Stock, $.01 par value per Share, and one Redeemable Warrant. Each Redeemable Warrant entitles the Holder to purchase one Share of Common Stock of the Company at an exercise price of $6.27 at any time through May 23, 1999. Each Redeemable warrant will be redeemable at the option of the Company at a price of $.10 per Redeemable Warrant at any time upon not less than 45 days' prior written notice, if the last sale price of the Common Stock exceeds $8.00 for not fewer than 10 of the 15 consecutive trading days ending on the third trading day prior to the date on which the notice of redemption is given.

5.      Extraordinary Items

        In February 1996, the Company raised $800,000 through the sale of Bridge Units, consisting of Bridge Notes due upon the earlier of the consummation of the public stock offering or 12 months from the date of issuance and Bridge Warrants to acquire 160,000 shares of Common Stock. The Bridge Notes were repaid upon the closing of the Offering. The Company incurred and extraordinary pre-tax charge to earnings in 1996 of approximately $250,000 relating to deemed interest and deferred financing costs resulting from its offering in February 1996 of the Bridge Units.

        The Company prepaid promissory notes issued by the Company to the Interactive Multimedia Limited Partnership and to certain related parties who own an interest in certain technology relating to two of the Company's products and who are entitled to receive a royalty equal to 12% of the net cash proceeds from sales of those products. As result of the prepayment of the notes totaling $224,590 and to terminate the royalty rights of the aforementioned products, the Company incurred an extraordinary pre-tax charge of approximately $90,000.

6.      Subsequent Event

        On July 3, 1996, 78,000 non-qualified stock options were issued to employees of the Company under the Company's 1996 Equity Compensation Plan. These options were issued with an exercise price equal to the Company's closing common stock price on July 3, 1996 and vest in three equal annual installments beginning on July 3, 1997. These options expire on July 2, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations for the Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30 1995

Net sales increased 50%, or by $700,000, from approximately $1.3 million for the six months ended June 30, 1995, to approximately $2.0 million for the six months ended June 30, 1996. The increase is attributable to the Company's multimedia product revenues, which increased by 91% or approximately $650,000. The Company's publishing services group also increased its affiliate venture publishing sales and its commercial printing sales by approximately 4% or $30,000. As a result of increased sales through retail distribution channels, the Company in 1996, provided for returns at approximately 18 % of gross sales, as compared with 15% in 1995.

Costs of goods sold increased by 35%, or $350,000 from approximately $950,000 for the six months ended June 30, 1995, to approximately $1.3 million for the six months ended June 30, 1996. As a percentage of net sales, cost of goods sold decreased from approximately 70% in the first six months of 1995 to approximately 65% for the first six months of 1996. The decrease in cost of goods sold as a percentage of net sales is a result of an increase in software sales in the Company's sales mix, which has a higher gross profit margin than the Company's manufacturing and service sales, as well as a result of improved efficiencies in production.

Development expenses increased by 190%, or by $140,000 from approximately $75,000 for the six months ended June 30, 1995, to approximately $215,000 for the six months ended June 30, 1996. This substantial increase in development expenses is primarily due to the Company hiring additional development personnel in 1996 including Ed Ringler, the Company's new vice president of development. These expenses, which are net of the portion capitalized for software development, were incurred as part of the Company's goal to improve the consistency of new product flow. In this regard, the Company is currently negotiating with Mr. Ringler to acquire the assets of Ringler Studios as well as negotiating with Asylum Entertainment, Inc. to acquire its assets to upgrade the Company's internal development capabilities.

Marketing and selling and expenses increased from approximately $250,000 for the six months ended June 30, 1995 to approximately $700,000 in the six months ended June 30, 1996. As a percentage of sales, marketing and selling, expenses increased significantly from approximately 20% for the six months ended June 30, 1995 to approximately 35% for the six months ended June 30, 1996. The significant increase is primarily due to: the Company attempting to gain more control over its software distribution channel, breaking into new distribution outlets through the establishment of private label programs, and establishing MMI Online, the Company's new revenue center utilizing the Internet. To gain more control over its primary distribution channel, the Company provided significant marketing and development funds to retailers in the second quarter to preserve shelf space for the fourth quarter, which is traditionally the Company's best quarter for revenues. In terms of private label programs, the Company entered into an original equipment manufacturer contract with GTE Interactive in the second quarter, for which no revenue has yet been recognized, but which the Company believes will produce revenues during the next 18 months. Selling expenses also increased because of sales and promotional activities generated during the second quarter of 1996 introducing new products of MMI Online, the Company's new internet revenue center, designed to both increase revenues as well as help dampen the impact of seasonality on the Company's revenues. These products, which include among others, Danny Sheridan's Football Pool `96 for Windows and APBA Football Challenge `96, will generate revenues in the third and fourth quarters of 1996. In addition, increased sales personnel and increased marketing activities to promote the Company's products and brand names also contributed to the large increase in selling and marketing expenses. The Company intends to continue to launch new marketing promotions.

General and administrative expenses increased by 46%, or by approximately $300,000, from approximately $650,000 for the six months ended June 30, 1995, to approximately $950,000 for the six months ended June 30, 1996. This large increase is primarily due to the Company hiring several personnel in finance and administration, to facilitate the Company's expansion as well as to assist with financial reporting. Amortization of goodwill and other intangible assets related to the Ablesoft acquisition, which occurred on September 30, 1995, represents 30% or approximately $90,000 of the increase in general and administrative expenses from the six months ended June 30, 1995 as compared to the six months ended June 30, 1996. In addition, the Company's establishment of MMI Online as well as the increase in the Company's development personnel and resources also contributed to the increase in general and administrative expenses.


Interest expense increased by 25%, or by approximately $30,000, from approximately $115,000 for the six months ended June 30, 1995, to approximately $145,000 for the six months ended June 30, 1996. The increase is a result of the Company increasing its line of credit facility from $1.9 million at December 31, 1994 to $2.35 million at December 31, 1995, as well as the debt of approximately $475,000 incurred in connection with the Ablesoft acquisition, and $800,000 in Bridge Notes issued in February, 1996.

As a result of the Company's acquisition of Ablesoft on September 30, 1995, the Company converted to a C corporation from an S corporation on October 1, 1995. Thus, for the six months ended June 30, 1995, the Company was not subject to federal and state corporate income taxes. The effective tax rate for the six months ended June 30, 1996 of approximately 27%, is primarily due to the effect of deferred taxes offsetting the income tax provision at statutory rates.

In connection with the Company's sale of Bridge Notes in February 1996, which raised approximately $800,000, the Company incurred approximately $250,000 in deemed interest and deferred financing costs upon the Company's completion of its initial public offering in May 1996. In addition, the Company also incurred in May approximately $90,000 relating to premiums over principal relative to the early retirement of certain partnership debt interests. These extraordinary items have been reflected net of taxes at statutory rates, which approximate 40%.

Financial Condition

Liquidity and Capital Resources

The Company has historically not been able to generate sufficient cash flow to fund operations. Prior to 1996, working capital deficiencies were funded principally through private placements of securities. Prior to the completion of these private placements, the Company relied primarily on cash flow from operations and borrowings under its line of credit to finance its operations and expansion. However, in February 1996, the Company raised an additional $800,000 through the sale of eight Bridge Units, each consisting of $100,000 principal amount of Bridge Notes due upon the earlier of the consummation of this offering or 12 months from the date of issuance thereof and Bridge Warrants to acquire 160,000 shares of Common Stock. The Company used these funds to fund its operations, including product development, sales and marketing and administrative expenses as well as transaction costs.

In May 1996, the Company raised net proceeds of approximately $4,400,000 through an initial public offering of 1,020,000 units, which were comprised of one shares of common stock and one common stock purchase warrant. Pursuant to the offering, in June 1996, the Company raised net proceeds of approximately $770,000 through the sale of the underwriter's over-allotment option, in which securities totaling an additional 15% relative to the initial public offering, or 153,000 units, were sold. The Company has used approximately $2.4 million of these proceeds to pay down bank debt and the aforementioned bridge loan notes. The Company intends to use the remaining proceeds to fund product development, redeem certain partnership interests, and to provide working capital for general corporate purposes. The Company believes that the net proceeds of this offering, together with cash on hand and anticipated cash flow from operations, will be sufficient to meet its needs in connection with its planned business expansion through the next eight to twelve months. However, the Company's working capital requirements may change depending upon numerous factors, including without limitation the anticipated need to finance increased inventory and accounts receivable arising from the sale and shipment of anticipated new products. The Company has a bank line of credit facility for $1 million, which is related to its inventory and accounts receivable, currently in place.

As of June 30, 1996, the Company has payment commitments of approximately $180,000 under various product development agreements, $620,000 under its facility and vehicle leases, and $1.9 million under existing employment agreements with certain officers of the Company.

In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business. While the Company has no present plans, commitments or agreements with respect to any material potential acquisitions or joint ventures other than as disclosed herein, the Company may in the future consummate acquisitions or enter into joint ventures which may require the Company to make additional capital expenditures, and such expenditures may be significant.


Seasonality

The consumer electronics market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer preferences and introduction of competing titles by competitors. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.


Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years. there can be no assurance, however, that the Company' s business will not be affected by inflation in the future.

PART II. OTHER INFORMATION

Item 5.  Other information

         On May 23, 1996 the Company completed an initial public offering of 1,020,000 units, each unit consisting of one share of common stock and one redeemable warrant. On June 6, 1996, the Company completed the sale of the underwriters over-allotment related to the initial public stock offering in which the Company sold an additional 153,000 units. The Company received net proceeds of approximately $5.2 million from the aforementioned sales of securities.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 and Exchange Commission Regulation S-B.

     10.31 Employment agreement dated June 27, 1996 between Microleague Multimedia Inc. and Edward Ringler.
     10.32  OEM Affiliate Venture Publishing agreement with GTE Interactive
     11. Net loss per share calculations for the six months and the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 1996.


                                MICROLEAGUE MULTIMEDIA, INC.



                                By: /s/ Neil B. Swartz
                                    -----------------------------------------
                                         Neil B. Swartz
                                         Chairman of the Board of Directors &
                                           Chief Executive Officer


                                By: /s/ Peter R. Flanagan
                                    -----------------------------------------
                                         Peter R. Flanagan
                                         Vice President and Chief Financial
                                           Officer