Form 10QSB
period 1996-09-30
MICROLEAGUE MULTIMEDIA INC
filed 1996-11-14
CIK 1010395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ________________ .

Commission File Number   1-11743
                         -------

                          MICROLEAGUE MULTIMEDIA, INC.
------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)



                   Pennsylvania                                                  23-2563090
---------------------------------------------------          --------------------------------------------------
   (State or other jurisdiction of incorporation                    (I.R.S. Employer Identification No.)
                 or organization)


                    750 Dawson Drive, Newark, Delaware 19713
------------------------------------------------------------------------------
                    (Address of principal executive officers)

                                 (302) 368-9990
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X             No
                ----               -----

         As of November 14, 1996, the registrant had outstanding 4,259,839 shares of Common Stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one):

         Yes                    No   X
                ----               -----

                          MICROLEAGUE MULTIMEDIA, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                         PERIOD ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
ITEM 1.     Financial Statements:

Consolidated Balance Sheets, September 30, 1996 and December 31, 1995                               3

Consolidated Statements of Operations, nine months ended
    September 30, 1996 and September 30, 1995................................................       4

Consolidated Statements of Operations,
    quarters ended September 30, 1996 and September 30, 1995.................................       5

Consolidated Statements of Cash Flows, nine months ended
    September 30, 1996 and September 30, 1995................................................       6

Notes to Consolidated Financial Statements...................................................       7


ITEM 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ...........................................       9

PART II.  OTHER INFORMATION..................................................................      13

ITEM 6. Exhibits and Reports on Form 8-K.....................................................      13


                          MICROLEAGUE MULTIMEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995



                              ASSETS                                Sept. 30, 1996
                                                                      (unaudited)            Dec. 31, 1995
                                                                   ----------------         ---------------
Cash and cash equivalents                                           $       --                    $6,754
Accounts receivable, less allowance
  for Sales Returns of $266,000 and $444,000                           886,009                 1,763,124
Inventories                                                          1,541,719                   916,715
Royalty advances                                                       673,863                   295,702
Prepaid and other current assets                                       274,200                   247,500
Deferred tax asset                                                   1,158,420                   208,300
                                                                    ----------                ----------
        Total Current Assets                                         4,534,211                 3,438,095
                                                                    ----------                ----------
Property, plant and equipment, net                                     733,786                   425,162
Capitalized software costs                                             508,394                   370,021
Goodwill, net                                                          655,710                   771,210
Intangible assets                                                      245,629                   262,638
Other assets                                                           240,433                   107,413
                                                                    ----------                ----------
        Total assets                                                $6,918,163                $5,374,539
                                                                    ==========                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - bank                                                  $268,000                $2,281,372
Current portion of long-term debt                                      282,299                   391,530
Accounts payable                                                     1,217,228                 1,109,625
Cash overdraft                                                          51,649                        --
                                                                    ----------                ----------
Other accrued liabilities                                              322,570                   238,813
                                                                    ----------                ----------
    Total current liabilities                                        2,141,746                 4,021,340
                                                                    ----------                ----------
Long-term debt                                                         807,852                 1,019,602
Deferred tax liability                                                 238,671                   192,000
                                                                    ----------                ----------
    Total liabilities                                                3,188,269                 5,232,942
                                                                    ----------                ----------
Commitments and contingencies
Stockholder's equity:
    Common Stock                                                        39,352                    26,749
    Additional Paid-in Capital                                       7,369,585                 2,057,158
    Accumulated deficiency                                         (3,643,043)               (1,872,380)
    Less: receivable from stockholders                                (36,000)                  (69,930)
                                                                    ----------                ----------
Total stockholder's equity                                           3,729,894                   141,597
                                                                    ----------                ----------
Total liabilities and stockholder's equity                          $6,918,163                $5,374,539
                                                                    ==========                ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                         CONSOLIDATED INCOME STATEMENTS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                                        1996                     1995
                                                                    -----------               ----------
Net sales                                                           $ 3,026,218               $2,361,628
Cost of goods sold                                                    2,128,236                1,554,839
                                                                    -----------               ----------
Gross profit                                                            897,982                  806,789
Operating expenses:
Product development                                                     305,038                  153,247
Selling                                                               1,282,716                  322,569
General & Administrative                                              1,484,253                1,041,659
                                                                    -----------               ----------
Income from operations                                               (2,174,025)                (710,686)
Interest expense                                                        159,785                  164,533
Other income, net                                                             0                    4,054
                                                                    -----------               ----------
Income before income taxes and extraordinary items                   (2,333,810)                (879,273)
Provision for income taxes, before extraordinary items                 (767,328)                       0
                                                                    -----------               ----------
Income before extraordinary items                                   $(1,566,482)              $ (879,273)
Extraordinary items, net of tax effect                                  204,181                        0
                                                                    -----------               ----------
Net (Loss)                                                          $(1,770,663)              $ (879,273)
                                                                    ===========               ==========
Net (Loss) per common share                                              ($0.50)                  ($0.30)
Weighted average common shares outstanding                            3,547,963                2,901,865

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                         CONSOLIDATED INCOME STATEMENTS

      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                                        1996                      1995
                                                                    -----------               ----------
Net sales                                                           $ 1,023,977               $1,117,866
Cost of goods sold                                                      819,435                  641,509
                                                                    -----------               ----------
Gross profit                                                            204,542                  476,357
Operating expenses:
Product development                                                      89,891                   58,150
Selling                                                                 554,748                   93,607
General & Administrative                                                516,787                  395,601
                                                                    -----------               ----------
Income from operations                                                 (956,787)                 (71,001)
Interest expense                                                         16,211                   49,941
Other income, net                                                             0                        0
                                                                    -----------               ----------
Income before income taxes and extraordinary items                     (972,998)                (120,942)
Provision for income taxes, before extraordinary items                 (399,503)                       0
                                                                    -----------               ----------
Income before extraordinary items                                   $  (573,495)              $ (120,942)
Extraordinary items, net of tax effect                                        0                        0
Net (Loss)                                                          $  (573,495)              $ (120,942)
                                                                    ===========               ==========
Net (Loss) per common share                                              ($0.14)                  ($0.04)
Weighted average common shares outstanding                            4,179,078                2,937,978


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                        CONSOLIDATED CASH FLOW STATEMENTS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995



                                                                                1996                     1995
                                                                              (unaudited)              (unaudited)
                                                                            -------------              -----------
Cash flows used in operating activities:
      Net loss                                                              $($1,770,663)              ($879,273)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                                               401,646                  68,399
     Provision for doubtful accounts                                             381,114                 225,000
     Changes in operating assets and liabilities:
       Decrease (Increase) in accounts receivable                                496,001                (549,932)
       (Increase) in inventories                                                (625,004)               (384,223)
       (Increase) in royalty advances                                           (546,481)                (39,755)
       (Increase) in other current assets                                       (976,820)               (114,914)
       (Increase) in other assets                                               (291,890)             (1,112,568)
       Increase in accounts payable                                              107,603                 568,923
       Increase in other accrued liabilities                                     130,428                  16,439
                                                                            ------------              -----------
       Net cash used in operating activities                                  (2,694,066)             (2,201,904)
                                                                             -----------              ----------
Cash flows used in investing activities:
     Purchase of property, plant and equipment                                  (388,944)               (133,129)
                                                                             -----------              ----------
       Net cash used in investing activities                                    (388,944)               (133,129)
                                                                             -----------              ----------
Cash flows provided by financing activities
     Payments of receivables by stockholders                                      33,930                 (23,599)
     Net borrowings (payments) of long-term debt                                (320,981)              1,218,792
     Net increase (decrease) in note payable - bank                           (2,013,372)                187,500
     Cash overdraft                                                               51,649                      --
                                                                            ------------              -----------
     Net issuance of common stock                                              5,325,030                 884,323
                                                                            ------------              -----------
       Net cash provided by financing activities                               3,076,256               2,267,016
     Net decrease in cash and cash equivalents                                    (6,754)                (68,017)
Cash and cash equivalents, beginning of period                                     6,754                  73,345
                                                                            ------------              -----------
Cash and cash equivalents, end of period                                    $          0              $    5,328

Supplement cash flow disclosures:
     Cash paid during the period for interest                                    179,371                 157,033
     Noncash, financing activities:
       Conversion of notes payable to common stock                          $     84,023                 175,000
       Capital lease obligations                                                 186,282                      --
       Bridge loan OID interest expense                                          249,847                      --
       Issuance of common stock                                                       --                 375,000
       Non-compete agreement                                                          --                 200,023
       Acquisition notes                                                              --                 312,783


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

2.       Inventory

          Inventory, net of valuation allowances, consisted of the following:

                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
         Raw materials..............         $   49,922          $ 24,695
         Work-in-process............            199,038            86,082
         Finished goods.............          1,292,759           805,938
                                              ---------         ---------
              Total.................         $1,541,719          $916,715
                                             ==========          --------

3.       Earnings Per Share

         Net income per share of Common Stock for the nine months ended September 30, 1996 and 1995 is computed based upon the weighted average number of shares of Common Stock outstanding during the applicable period plus the effect of common shares contingently issuable, primarily from the exercise of stock options and warrants.

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

5.       Extraordinary Items

         In February 1996, the Company raised $800,000 through the sale of Bridge Units, consisting of (i) Bridge Notes due upon the earlier of the consummation of a public stock offering by the Company or 12 months from the date of issuance and (ii) Bridge Warrants to acquire 160,000 shares of Common Stock. The Bridge Notes were repaid upon the closing of the Company's common stock Offering in May 1996. The Company incurred an extraordinary pre-tax charge to earnings in 1996 of approximately $250,000 relating to deemed interest and deferred financing costs resulting from its offering in February 1996 of the Bridge Units.

         The Company prepaid promissory notes issued by the Company to Interactive Multimedia Limited Partnership and to certain related parties who own an interest in certain technology relating to two of the Company's products and who are entitled to receive a royalty equal to 12% of the net cash proceeds from sales of those products. As result of the prepayment of the notes totaling $224,590 and to terminate the royalty rights of the aforementioned products, the Company incurred an extraordinary pre-tax charge of approximately $90,000.

6.       Subsequent Event

         On October 24, 1996, the Company acquired all of the assets of Micro Sports, Inc. ("Micro Sports"), a Tennessee based competing developer of statistical sports simulation computer games and certain intellectual property held by the parent corporation of Micro Sports. In connection with the acquisition of such assets, the Company issued 308,882 unregistered shares of common stock (with a market value of approximately $2 million) pursuant to Section 4(2) of the Securities Act of 1933, as amended, and assumed certain liabilities of Micro Sports aggregating approximately $950,000.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report may be deemed to contain "forward-looking" statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of such safe harbor with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, estimates or predictions of actions by customers, developers or competitors, and potential acquisitions and joint ventures (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

The Company's ability to predict projected results or to predict the effect of any pending events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider specific factors, including competition for customers; the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; the limited market life of the Company's products and the uncertainty of consummating potential acquisitions or entering into joint ventures. Such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Nine Months Ended September 30, 1996 as compared to the Nine Months Ended September 30, 1995.

Net sales increased 28%, or $700,000, from approximately $2.3 million for the nine months ended September 30, 1995, to approximately $3.0 million for the nine months ended September 30, 1996. The increase in net sales was attributable to the Company's multimedia product revenues, which increased 35% or approximately $500,000. Net sales increased in spite of the Company not releasing any new front line products in 1996. The Company's new releases planned for 1996, including Sports Illustrated Presents Microleague Baseball 6.0 as well as new football, basketball and hockey games, have been delayed due to the failure of the developer of such products to deliver these games to the Company on a timely basis in accordance with their development contract. The Company is currently evaluating remedies available to it as a result of this breach of contract, including the commencement of legal action. The Company's printing services group increased its affiliate venture publishing sales and its commercial printing sales by approximately 19%, or approximately $200,000, for the first nine months of 1995.

In October 1996, the Company acquired the assets of Micro Sports, a well-established competing developer of statistical sports simulation computer games which formerly published its products in partnership with IBM. The Company believes that, with the acquisition of Micro Sports and its experienced development team, the Company will be able to increase the timeliness and consistency of its new front line sports products releases. To this end, the Company is presently manufacturing plans to release in late November Sports Illustrated Presents Microleague Pro Football 1997, Sports Illustrated Presents Microleague College Football 1997 and Pro League Baseball 1997, all of which were developed by Micro Sports. The Company also intends to introduce four other new products prior to the end of 1996.

As a result of increased sales through retail distribution channels in 1996, the Company's multimedia products group realized product returns and credits for price support of approximately 19% of gross sales for the nine months ended September 30, 1996 as compared with 15% for the nine months ended September 30, 1995. Also, due to the aforementioned lack of new product flow, the Company realized much higher returns and price support costs as a percentage of net revenues for the third quarter. Thus, while the Company reported a net sales decrease of approximately 8% for the third quarter, gross sales increased by approximately 9% for such quarter. As a result, the Company's costs of goods sold as a percentage of net sales increased in the quarter ended September 30, 1996. Due to the increase in the Company's return rate and certain customers' weakened financial positions, the Company has implemented certain procedures to better manage returns and to reduce the Company's exposure to bad debts. As a result of the implementation of these procedures, the Company anticipates that its return rate relative to gross sales will be reduced.

Cost of goods sold increased by 37%, or $600,000, from approximately $1.5 million for the nine months ended September 30, 1995, to approximately $2.1 million for the nine months ended September 30, 1996. As a percentage of net sales, cost of goods sold increased from approximately 66% in the first nine months of 1995 to approximately

70% for the first nine months of 1996. The increase in cost of goods sold as a percentage of net sales resulted primarily from an increase in budget software sales and commercial printing sales in the Company's sales mix, which have a lower gross profit margin than the Company's front line software products. Such increase was thus attributable to the absence of new front line releases in 1996.

Development expenses increased 100% or $150,000, from approximately $150,000 for the nine months ended September 30, 1995, to approximately $300,000 for the nine months ended September 30, 1996. This substantial increase in development expenses was primarily due to the Company hiring additional development personnel in 1996, including Edward Ringler, the Company's new vice president of development. These expenses, which are net of the portion capitalized for software development, were incurred as part of the Company's goal to improve the consistency of new product flow, both internally and through the use of external developers. In October 1996, the Company acquired the assets of Micro Sports, which, together with Ringler Studios, a software development company acquired in August 1996, is expected to improve the Company's internal development capabilities and the consistency of new front line product flow.

Selling expenses increased from approximately $300,000 in the nine months ended September 30, 1995 to approximately $1.3 million in the nine months ended September 30, 1996. As a percentage of sales, selling expenses increased significantly from approximately 14% for the 1995 nine-month period to approximately 42% for the 1996 nine-month period. The significant increase was primarily due to the Company's efforts to gain more control over its software distribution channel, including advertising campaigns and cooperative advertising programs with the Company's retailers to preserve shelf space for the fourth quarter, which is traditionally the quarter which generates the Company's highest revenues. The increase was also attributable to the Company's efforts to gain new distribution outlets through the establishment of a private label program with GTE Interactive, an original equipment manufacturer, which the Company expects will produce revenues during the next eighteen months and the Company's establishment of MMI Online, the Company's new Internet web site. MMI Online is designed to increase revenues as well as lessen the impact of seasonality on the Company's revenues. MMI Online products, which include among others, Danny Sheridan's Football Pool `96 for Windows and APBA Football Challenge `96, contributed modestly to revenues in the third quarter of 1996. Additionally, beginning in 1997, the Company intends to begin selling products on MMI Online, including products such as Card Collector '97 and Comic
Collector '97, each which have built in Internet Components which will provide additional revenues through MMI Online. The Company also continues to add subscribers for its web site. Further, additional sales personnel and increased marketing activities contributed to the large increase in selling expenses. The Company intends to continue to launch new marketing promotions, but expects that selling expenses as a percentage of revenues will decrease as the Company releases seven new products, including two new front line products, in the fourth quarter of 1996. In addition, the Company incurred bad debt expense of approximately $200,000 in the third quarter of 1996 as a result of two customers' weakened financial positions, which represented approximately 20% of the increase in selling expenses for the nine months ended September 30, 1996.

General and administrative expenses increased 34%, or approximately $400,000, from approximately $1.1 million for the nine months ended September 30, 1995 to approximately $1.5 million for the nine months ended September 30, 1996. This increase was primarily due to the amortization of goodwill and other intangible assets related to the Ablesoft acquisition, which was completed on September 30, 1995, as well as hiring personnel in finance and administration to facilitate the Company's expansion and assist with financial reporting.

Interest expense decreased 3%, or approximately $5,000, from approximately $165,000 for the nine months ended September 30, 1995 to approximately $160,000 for the nine months ended September 30, 1996. The decrease resulted from the repayment of a portion of the Company's outstanding indebtedness using proceeds from its May 1996 initial public offering, offset by increased borrowings in the beginning of 1996.

As a result of the Company's acquisition of Ablesoft, the Company converted to a C corporation from an S corporation for income tax purposes on October 1, 1995. Thus, for the nine months ended September 30, 1995, the Company was not subject to federal and state corporate income taxes. The effective tax rate for the nine months ended September 30, 1996 reflected the effect of deferred taxes offsetting the income tax provision at statutory rates.

In connection with the Company's sale of bridge notes in February 1996 for approximately $800,000, the Company incurred approximately $250,000 in deemed interest and deferred financing costs upon completion of its initial public offering in May 1996. In addition, the Company incurred expenses in May 1996 of approximately $90,000 for premiums in excess of principal related to the early retirement of certain partnership debt interests. These extraordinary items have been reflected net of taxes at statutory rates, which approximated 40%.

Liquidity and Capital Resources

The Company has historically not been able to generate sufficient cash flow to fund its operations. Prior to 1996, working capital deficiencies were funded principally through private placements of securities. Prior to the completion of these private placements, the Company relied primarily on cash flow from operations and borrowings under its line of credit to finance its operations and expansion. However, in February 1996, the Company raised an additional $800,000 through the sale of eight bridge units, each consisting of $100,000 principal amount of bridge notes due upon the earlier of the consummation of the Company's initial public offering or 12 months from the date of issuance thereof and bridge warrants to acquire 160,000 shares of Common Stock. The Company applied these amounts to fund its operations, including product development, sales and marketing and administrative expenses, as well as transaction costs.

In May 1996, the Company raised net proceeds of approximately $5,200,000 through an initial public offering of 1,173,000 units, each was comprised of one share of common stock and one common stock purchase warrant. The Company has used approximately $2.8 million of these proceeds to pay down bank debt, repay the bridge notes referred to above and notes to a partnership. The Company intends to use the remaining net proceeds to fund product development and to provide working capital for general corporate purposes. As a result of the Company's recent acquisition of Micro Sports, the Company believes that such remaining net proceeds, together and anticipated cash flow from operations, will be sufficient to meet its needs in connection with its planned business expansion through the next four to five months. The Company's cash flow from operations has been lower in 1996 than previously anticipated due to the development delays referred to above regarding MicroLeague Baseball 6.0 and the related new generation of MicroLeague sports games. As a result, the Company may need to seek additional debt and/or equity financing.

The Company's working capital requirements may change depending upon numerous factors, including without limitation the anticipated need to finance increased inventory and accounts receivable arising from the sale and shipment of anticipated new products, as well as additional acquisitions. The Company currently has in place a bank line of credit facility for $1.5 million, which is secured by its inventory and accounts receivable. Approximately $1.2 million was currently available under this facility at September 30, 1996.

As of September 30, 1996, the Company had payment commitments of approximately $200,000 under various product development agreements, $585,000 under its facility and vehicle leases, and $1.8 million under existing employment agreements with certain officers of the Company.

In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business. The Company is presently evaluating a number of opportunities in this regard; however no commitments or agreements have been reached. Such acquisitions or joint ventures may require the Company to make additional capital expenditures, and such expenditures could be significant.

Seasonality

The consumer electronics market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect this seasonality. The Company's revenues may also experience substantial variations as a result of a number of factors, such as consumer preferences and the introduction of competing products. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis or that any profitability, if achieved, will be maintained. Inflation

The Company does not believe that inflation has had a material effect on its results of operations in recent years. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  11.1     Statement re: Computation of Per Share Earnings

                  27.1     Financial Data Schedules

         (b) The Company filed no Current Reports on Form 8-K for the quarter ended September 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 1996.





                            MICROLEAGUE MULTIMEDIA, INC.




                            By:   /s/ Neil B. Swartz
                                  -------------------------------------
                                  Neil B. Swartz
                                  Chairman of the Board of Directors &
                                    Chief Executive Officer

                            By:   /s/ Peter R. Flanagan
                                  -------------------------------------
                                  Peter R. Flanagan
                                  Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

11.1              Statement re: Computation of Per Share Earnings

27.1              Financial Data Schedules