Form 10KSB
period 1996-12-31
MICROLEAGUE MULTIMEDIA INC
filed 1997-04-22
CIK 1010395

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1996
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the transition period from ___________ to _______________

     Commission file number       1-11743
                                  -------


                          MICROLEAGUE MULTIMEDIA, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)


          Pennsylvania                                   23-2563090
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1001 Millersville Road, Lancaster, PA                     17604
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (717) 872-6567
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name on Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                 -------------------

__________________________________                ______________________________

__________________________________                ______________________________



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES __X__    NO _____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

                            [Cover page 1 of 2 pages]

         State the Issuer's revenues for its most recent fiscal year. $4,087,037

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,109,748 based on the closing price of such voting stock as reported on the National Association of Securities Dealers SmallCap System on April 15, 1997.

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,526,268 as of April 15, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be utilized in connection with the Issuer's 1997 Annual Meeting of Shareholders ("1997 Annual Meeting") currently scheduled to be held in July 1997 are incorporated by reference into Part III hereof.

                          MICROLEAGUE MULTIMEDIA, INC.

                                   Form 10-KSB

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I
------

Item 1.    Description of Business.........................................................................     1
Item 2.    Description of Property.........................................................................    18
Item 3.    Legal Proceedings...............................................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    19

PART II
-------

Item 5.    Market for Common Equity and Related Stockholder Matters........................................    19
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................................................    20
Item 7.    Financial Statements............................................................................    26
Item 8.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................................    26

PART III
--------

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
             Section 16(a) of the Exchange Act.............................................................    26
Item 10.   Executive Compensation..........................................................................    26
Item 11.   Security Ownership of Certain Beneficial Owners and Management..................................    26
Item 12.   Certain Relationships and Related Transactions..................................................    27
Item 13.   Exhibits, List and Reports on Form 8-K..........................................................    27


                                     PART I


Item 1. Description of Business

            Cautionary Statement Regarding Forward-looking Statements

         This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of MicroLeague Multimedia, Inc. (the "Company"). Such statements relate to, among other things, (i) competition for customers for its products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; (iv) the uncertainty of consummating potential acquisitions or entering into joint ventures; and (v) the availability of financing to fund working capital and expansion needs.

         The Company's ability to predict results or the effect of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including those discussed under "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Introduction

         The Company, a Pennsylvania corporation formed in 1989, is a brand-oriented publisher of interactive products in various media, including CD-ROM, board games, audio cassettes and compact discs and children's books, as well as through the Internet and on public radio. The Company's products are designed for the entertainment, lifestyle and education segments of both the personal computer software market and the children/family multimedia market, and are published under five brand names for four different market segments as follows:

         Brand            Market Segment              Medium
         -----            --------------              ------

MicroLeague Sports(R)     Sports Simulation           Computer
APBA(R)                   Sports Simulation           Computer/Board Games
Ablesoft(TM)              Hobbies/Workplace           Computer
Rabbit Ears(R)            Children/Family             Video/Audio/Books/Computer
General Admission(R)      Low Price/High Quality      Computer


         The Company currently sells over 50 computer software titles in its existing product lines (of which approximately 25 are products licensed from other software companies), and is currently developing nine new titles. In addition, the Company recently acquired 65 children/family titles that are available in audio, video and book format.

         The following products are currently under development:


         Product                    Licensor                          Format
         -------                    --------                          ------

Sports Illustrated presents        Major League Baseball
Microleague Baseball 1997          Players Association                CD-ROM

Sports Illustrated presents        National Football League
Microleague Football 1998          Players Association, Inc.          CD-ROM

Comic Collector                    Wizard                             CD-ROM

Car Collector                      Tuff Stuff                         CD-ROM

Fantasy Card Collector             Inquest                            CD-ROM

Teachers Toolbox - MacIntosh       N/A                                CD-ROM

APBA(R) Sports Game -              Various                            Board Game
Current Season Card Sets

Rabbit Ears(R)*                   Various actors, personalities
                                  and musicians                       Video/Audio/Books


*    The Company expects to re-release six to eight titles each fiscal quarter.

         The Company seeks to expand the market for its products by focusing on brand recognition and focusing on market segments such as sports, hobbies and children's story telling that permit the Company to sell its products in a variety of media. The Company also seeks to develop new upgrades to existing products, such as franchise history disks of teams sold separately from the base product, and add-ons to existing products, which include updated team statistics for sports games and updated pricing information for its card and comic collector products. The Company has acquired and seeks to acquire companies and products that the Company believes will make its existing brands stronger or that are in a market segment in which the Company believes it can gain market share and build brand name recognition.

         To compliment the Company's existing software product lines and to gain greater control over the development of new software products, in October 1996 the Company acquired all of the assets of Micro Sports, Inc. ("Micro Sports"), a Tennessee-based developer of statistical sports simulation games. The Company plans to expand into other market segments through its strategy of acquiring other companies with strong brand names, advanced technology and a registered customer base in order to leverage the Company's access to retail shelf space and utilize its direct mail capabilities. The Company's computer products, substantially all of which are offered on CD-ROM format, are available on the Microsoft Windows(R) or DOS operating systems. In addition, the Company has upgraded its existing products and is designing its new products to take advantage of the growth in the use of the Microsoft Windows 95(R) operating system. The Company also intends to develop an Internet component for all of its new software releases and to form strategic relationships with other Web sites and commercial on-line services which should enhance the distribution of its products and is in the process of licensing these products to an outside developer to be published on a MacIntosh platform.

         The Company recently acquired the intellectual property assets of Rabbit Ears Productions, Inc. ("Rabbit Ears"), a Philadelphia-based entertainment company that produces family-oriented literature productions in a variety of media. The Rabbit Ears(R) library consists of 65 stories that are told by famous actors and personalities with original scores that are written and performed by well-known musicians. The audio versions of these titles have been aired on Public Radio International's Rabbit Ears Radio. The Rabbit Ears(R) brand provides the Company with content that can be repackaged and re-released to the consumer market. By utilizing the radio program and other media such as the Internet, the Company presents to the public an opportunity to experience these stories. The Company intends to produce fourteen new titles for airing on Rabbit Ears Radio (which is scheduled to begin broadcasts on Public Radio International in Autumn 1997). Once such shows are created, the Company will have content to create new products in different media (i.e., animation video, audio cassettes and book).

         The Company sells its products to a broad range of retailers, including computer superstores, wholesale clubs, mall-based chains, consumer electronics stores, specialty retailers (children's products stores), office superstores, software retailers and sells directly to end users through catalog sales. The Company plans to sell its products through additional outlets such as bookstores and original equipment manufacturers.

         To complement the Company's retail sales, the Company distributes catalogs quarterly to its 335,000 registered customers. These catalogs focus primarily on software add-ons or upgrades. In order to extend the life-cycle of its software products, the Company has implemented target sales and marketing programs that attempt to maximize sales of older backlist titles under the General Admission(R) product line in appropriate sales channels primarily by selling such products at reduced prices.

         Development efforts are managed by an internal development staff, which develops the Company's front line sports products and supervises a network of independent development contractors. Until October 1996, the Company relied exclusively on outside developers for new products. Due to the failure of one such developer to deliver new products to the Company in 1996, however, and the consequent inability of the Company to release new front-line products in time for the 1996 holiday season, the Company determined that it needed more reliable development sources and therefore acquired Micro Sports in October 1996. The Micro Sports team provides technical expertise in the development of new products and in facilitating the development of new products through external developers. Although internal product development tends to be more expensive than outside development due to higher fixed costs and overhead, the Company has greater control over the development process and therefore should be able to establish and maintain a more reliable flow of new products. The Company will continue to rely on outside developers, however, for certain of its products when the Company believes that such sources are a dependable and economical product source.

         After a product is developed, a master CD-ROM is delivered to a CD-ROM manufacturing company, which replicates the CD-ROMs and delivers them to the Company. The Company manufactures packaging material and assembles its products at its Newark, Delaware facility. In addition to selling software and publishing services to the computer software industry, the Company sells some of its excess printing capacity to companies outside the software industry; however, the Company currently is negotiating the possible sale of its printing business. See "-- Services." Warehousing and shipping functions are performed by the Company at its Lancaster, Pennsylvania and Newark, Delaware facilities.

Industry Overview

         The Company believes that the market for interactive multimedia software products will continue to grow as the installed base of personal computers with CD-ROM drives expands. According to International Data Corporation, sales of multimedia personal computers sold for home use nearly doubled from 1994 to 1995, from approximately 4.5 million in 1994 to approximately 8.5 million in 1995. In addition, according to a study prepared by the Software Publishers Association, sales of games and home creativity CD-ROM titles increased on a unit basis by 189% and on a revenue basis by 175% from the first half of 1994 to the first half of 1995.

         The Company believes that significant developments in both computer hardware and software have been driving the rapid growth in the installed base of CD-ROM drives and personal computers. First, the cost for the computer hardware necessary to utilize interactive multimedia software products has continued to decrease. The power, capabilities and functional uses of computers has expanded dramatically and are currently offered to consumers at prices comparable to those for much less powerful and capable machines a few years ago. Entry level machines now include 486 or Pentium microprocessors, double or quad speed CD-ROM drives, super VGA video, large disk drives, expanded random access memory, sound cards, high speed modems, and software for access to computer on-line providers. Second, a new generation of computer software has become available that takes full advantage of the power of these personal computers. Operating system software, such as Microsoft Windows, has made it easier to use these powerful new applications. New interactive multimedia software applications generally have improved graphics, high quality sound, full motion video and near real-time interactivity. For home computer users, applications such as games, elementary education, home reference and lifestyle software are popular.

         The Company believes that certain new industry developments will contribute to continued strong growth in the markets for home software. According to Fairfield Research Inc., a market research firm which covers the computer industry, at December 18, 1995, 15% of home computer users had integrated Windows 95(R) with another 10% planning on installation by year end. These numbers are even higher for CD-ROM users with one-third of these users converted to Windows 95(R) at December 18, 1995 and 50% expected to be converted by year end of 1995. The August 1995 release of Windows 95(R) has also increased consumers awareness of the benefit of powerful new software titles.

         As personal computers have become common home and office appliances, there have been changes in the ways in which computer software is sold. Traditional computer software distribution has been through software retailers such as Best Buy, CompUSA, Computer City, Electronics Boutique, Micro Center, Egghead Software, Wal-Mart and Office Max. However, computer software is becoming more of a consumer product sold through standard consumer channels such as bookstore chains, supermarkets, department stores and discount retailers. As a result of this product evolution, the Company believes that the importance of brand names associated with a particular software title or line of titles will become significant.

         In addition, the popularity of the Internet and the World Wide Web network has spurred demand for information (whether books, video, sound or other data) that can be shared and transmitted. The Internet is currently a popular medium for providing marketing and sales information about products. When the Internet develops mechanisms for efficiently and securely charging customers for this information, the Company anticipates that it will become feasible for companies to distribute their information over the Internet, thereby developing new forms of product distribution. During 1996, the Company established an Internet site, MMI Online, which is used to market the Company's products and to create a forum for users of the Company's products to meet.

Company Strategy

         Based on the Company's view of the development of its industry and the Company's capabilities, the Company has developed a five-part strategy to expand its business:

         1. Promote the Company's brand names. The Company aggressively promotes its MicroLeague(R) Sports, APBA(R), Ablesoft(TM), General Admission(R) and Rabbit Ears(R) brand names in order to encourage customer loyalty and repeat purchases. The Company believes that its brand name software and multimedia products are recognized by consumers as high quality products. The Company promotes its brand names through advertising and the use of a public relations firm. The Company also believes that by marketing through recognizable brand names, satisfied customers are more likely to purchase additional brand-name products published by the Company when faced with multiple purchase options. As the consumer software industry becomes more of a mass market, the Company believes that brand name recognition will become an increasingly important means of product differentiation among retailers and consumers.

         2. Create products that generate separate add-on and upgrade products. The Company has adopted a product line strategy for its sports game products in which a series of titles is developed that can be updated every season with the most recently completed season's statistics. Further, the Company intends to continue to develop new updates and add-ons to existing products, such as additional sports teams sold separately from the base product. This strategy enables the Company to capitalize on its asset base by updating existing products rather than developing new product lines and by utilizing its existing customer base for sales of the particular update or add-on. In addition, marketing expenditures that create value for each product line can impact a longer product cycle in contrast to a single product launch.

         3. Acquisitions. The Company has acquired, and will continue to seek to acquire, products and companies that make the Company's existing brands stronger or that allow the Company to enter into new market segments and attempt to gain greater market share. The Company will seek to expand into other market segments by acquiring companies with strong brand names, advanced technology or a registered customer base. The Company will seek opportunities to utilize its access to retail shelf space and its direct mail capabilities to expand the market for products of any companies it may acquire. Consistent with this strategy, in October 1996, the Company acquired Micro Sports, a developer of statistical sports simulation software games, and in February 1997, the Company acquired Rabbit Ears(R), an entertainment company that sells children's literature-based productions in various media, such as audio cassette, animation video and book. Also, in March 1997, the Company signed a letter of intent to acquire KidSoft, LLC ("KidSoft"), a leading distributor of children's multimedia education and entertainment software based in Cupertino, California. See "--Recent and Proposed Acquisitions."

         4. Expand distribution into new outlets and media. The Company seeks to achieve widespread distribution for all of its titles through existing retail outlets, which include traditional software retailers, mass merchants, consumer electronic stores and warehouse clubs. The Company plans to gain entry into bookstores, supermarkets, department stores and other outlets for its products as marketing opportunities arise. The Company also plans to expand new and existing distribution channels through the use of discount bundles and racks and through the development of relationships with original equipment manufacturers. As the technology evolves, the Company may expand distribution into new media such as the Internet. The Company's direct-mail business enables it to make repeat sales to customers. The Company intends to promote add-ons and updates to existing products through direct-mail sales to existing customers across all of its product lines.

         5. Product life-cycle extensions. The life-cycle of computer software products in the segments in which the Company competes generally ranges from approximately six to twenty-four months. The Company seeks to extend the life-cycle of many of its products through the General Admission(R) line by implementing targeted marketing and sales programs that attempt to maximize the value of older backlist titles in the appropriate sales channels primarily by selling such products at reduced prices. This strategy allows the Company to extend the life (and the amortization of development expenses) of a successful computer game such as Blood Bowl by selling such a product under the General Admission(R) line after its sales cycle as a front-line full retail product ends.

Recent and Proposed Acquisitions

         In October 1996, the Company acquired all of the assets and assumed certain liabilities of Micro Sports, a Tennessee-based developer of statistical sports simulation games, and certain of the assets of M.S. Investments Holdings, Ltd. ("MSIH"), the parent corporation of Micro Sports, consisting of various intellectual property rights. In consideration for the purchase of such assets and assumption of such liabilities, the Company issued to MSIH 308,882 shares of Common Stock. Following the acquisition, the Company released Sports Illustrated presents Pro Football 1997, Sports Illustrated presents College Football 1997 and Pro League Baseball, all of which were developed by Micro Sports.

         In February 1997, the Company acquired the assets of Rabbit Ears, a Philadelphia-based entertainment company known for its line of children's literate-related productions. Rabbit Ears produces stories such as Grammy Award winners The Elephant's Child and Pecos Bill in many forms, including books, audio, video and CD-ROM. These stories are narrated, scored and illustrated by well-known personalities such as Meg Ryan, Mel Gibson, Meryl Streep, Whoopi Goldberg and Jack Nicholson. In consideration for the purchase of such assets and assumption of certain liabilities, the Company issued 268,097 shares of Common Stock and redeemable options to purchase up to 250,000 shares of Common Stock to Millennium Media Group Holdings, Inc. ("MMG").

         In March 1997, the Company signed a letter of intent to acquire KidSoft, a leading distributor of children's multimedia education and entertainment software based in Cupertino, California. According to information supplied by KidSoft, KidSoft had revenues in 1996 of approximately $9.5 million. Consummation of the KidSoft acquisition is subject to completion of a satisfactory due diligence review by each party, negotiation and execution of definitive documentation and other customary closing documents, approval of the respective boards of directors of each party and satisfaction of other closing conditions. Accordingly, there can be no assurance that the transaction will be consummated.

Products and Services

         In 1996, the Company's revenues consisted of approximately 64.1% product sales and approximately 35.9% service sales. The product sales consisted of software sold in both CD-ROM and 3.5" disk format, as well as board games. The Company's service sales were derived from its printing division and from Affiliate Venture Publishing, which provides publishing services to other software developers. The Company's service sales in 1996 consisted of approximately 98.8% commercial printing services to non-computer software companies and 1.2% printing and/or publishing services to computer software companies.

         Products

         The Company currently has five brand name product lines: MicroLeague(R) Sports, APBA(R), Ablesoft(TM), General Admission(R) and Rabbit Ears(R). The Company's product lines are targeted towards customers for use in the entertainment, lifestyle and education segments of the multimedia market. Within these categories, the Company has created product lines in market niches in which it believes it has opportunities to increase its market share. The Company believes that its product line approach contributes to brand awareness of other titles sold within a particular brand.

         Consumer preferences for software and multimedia products are difficult to predict, and few consumer software products achieve sustained market acceptance. The Company's success is dependent on the market acceptance of its existing products and the continued development and introduction of new products that achieve market acceptance. In this regard, the Company has attempted to focus its new product development efforts on products that the Company believes may have a more extended product life-cycle, such as Sports Illustrated presents MicroLeague Baseball(R) 6.0, which the Company expects to be able to continue to sell for longer periods than other products due to periodic updates, as well as the popular stories of Rabbit Ears(R).

         The Company seeks to expand its product market by focusing on brand recognition and by publishing products in different media that appeal to different groups of consumers. The Company also seeks to develop new upgrades to existing products, such as franchise history disks of teams sold separately from the base product and add-ons to existing products, which include updated team statistics for sports games and updated pricing information for the Card Collector and Comic Book collector products. The Company has also implemented targeted sales and marketing programs that attempt to maximize sales of older backlist titles in appropriate sales channels primarily by selling such products at reduced prices.

         Most of the Company's computer products work on the popular PC operating system, Microsoft Windows, and all products currently in development are intended to be compatible with Windows 95(R).

         MicroLeague(R) Sports Brand

         The Company's products originated with electronic sports simulation games pioneered by its predecessor, MicroLeague Sports, in the mid-1980's. The primary focus of the Company's product development continues to be sports game software products. Emphasis is placed on games featuring periodic statistical updating because these products provide opportunities for add-on products after the initial base product offering. The titles under development include the Major League Baseball Players Association licensed product, Sports Illustrated presents MicroLeague Baseball(R) 6.0, a football game with content licensed from National Football League Players Association, Inc., a college football game and a hockey game with content licensed from the National Hockey League Players Association. The Company's licenses with the Major League Baseball Players Association, National Football League Players Association, Inc., Time and the National Hockey League Players Association expire on May 31, 1997, February 28, 1999, August 1, 1997 and June 30, 1999, respectively. See "-- Licenses and Proprietary Rights." The license agreements with the Major League Baseball Players Association, National Football League Players Association, Inc. and the National Hockey League Players Association are important to the Company because they permit the Company to use the names, descriptions and biographical data relating to various professional baseball, football and hockey players in its games. These licenses also grant to the Company the right to use the players association names. Therefore, the Company's ability to manufacture and sell baseball, football and hockey games using the names and biographical data of these players is dependent on the continuation of licensing rights. If these licenses were not renewed, the Company would no longer be able to market these particular products. The Company's license agreements with the Major League Baseball Players Association and National Football League Players Association, Inc. require prior approval for the specific manner in which licensed rights are used. Products developed in connection with the license agreement with the Major League Baseball Players Association, National Football League Players Association, Inc. and National

Hockey League Players Association were approved by the respective players associations when they were first developed. The Company submits for approval any new product releases and packaging changes. The Company is currently engaged in negotiations with the National Basketball Players Association to obtain licenses for its basketball game under development.

         The Company is currently selling or developing the following MicroLeague Sports titles:

Name                                    Platform             Format          Status
----                                    --------             ------          ------
MicroLeague Hooves of Thunder           Windows 95(R)        CD-ROM          Released

Sports Illustrated presents
MicroLeague Football 1997               Windows 95(R)        CD-ROM          Released

Sports Illustrated presents
MicroLeague Baseball(R)6.0              Windows 95(R)        CD-ROM          Under development; release
                                                                             expected during second quarter
                                                                             of 1997
Sports Illustrated presents
MicroLeague Football 1998               Windows 95(R)        CD-ROM          Under development; release
                                                                             expected during second quarter
                                                                             of 1997

         APBA(R) Brand

         On January 1, 1995, the Company acquired substantially all of the assets of APBA, established in 1951 as a publisher and direct-mail marketer of statistics-based sports board and computer games. In 1996, APBA's sales mix was comprised of approximately 53.3% board game products and 46.7% computer game products. Although APBA and MicroLeague Sports both include computer-based sports games, the two brand products appeal to different customers. APBA products appeal to die-hard statistical fans who have little interest in graphics or playability. MicroLeague products have a strong statistical base, but have a broader appeal to a more diverse customer base than APBA games because they have technologically state-of-the-art graphics, sound and playability features.

         Some of the most popular APBA titles the Company is currently selling or in the process of developing are:

Name                                         Platform                Format                 Status
----                                         --------                ------                 ------
APBA Sideline Sports CD-ROM                  Windows(R)              CD-ROM                 Released
APBA Baseball for Windows CD                 Windows(R)              CD-ROM                 Released
APBA Baseball                                N/A                     Board Game             Released
APBA Football for Windows                    Windows(R)              Disk                   Released
APBA Football                                N/A                     Board Game             Released
APBA Hockey for DOS                          DOS                     Disk                   Released
APBA Hockey                                  N/A                     Board Game             Released
APBA Basketball                              N/A                     Board Game             Released
APBA Football X's and O's for the
 Internet                                    Windows 95(R)           CD-ROM                 Under Development

         Able Soft(TM) Brand

         The Company's Able Soft brand is marketed to customers with specific interests or hobbies. For example, The Card Collector 1997 and Wizard presents The Comic Collector enable collectors of sports cards or comic books to track and monitor the value of their inventories. Add-ons for Wizard presents The Card Collector products are published periodically to update the pricing information of the products. Family for Windows enables the user to diagram and research the origins of their family tree and heritage.

         The Company is currently selling or in the process of developing the following Able Soft titles:

Name                                      Platform            Format         Status
----                                      --------            ------         ------
The Comic Collector CD-ROM                Windows 95(R)         CD-ROM         Released
The Card Collector 96 CD-ROM              Windows 95(R)         CD-ROM         Released
Family for Windows 3.5                    Windows(R)            Disk           Released
Teachers Toolbox 3.5                      Windows(R)            Disk           Released
Wizard presents The Comic Collector       Windows 95(R)         CD-ROM         Released
The Card Collector 1997                   Windows 95(R)         CD-ROM         Under development, release expected
                                                                                during second quarter of 1997.
Teachers Toolbox - MacIntosh              MacIntosh(R)          CD-ROM         Under development, release expected
                                                                                during second quarter of 1997.
Fantasy Card                              Windows 95(R)         CD-ROM         Under development, release expected
                                                                                during second quarter of 1997.


         Although included in the lifestyle category, Teachers Toolbox is productivity software that enables teachers to track and maintain records such as grade histories, attendance and lesson plans as well as to lay out seating charts and organize class schedules.

         General Admission(R) Software Brand

         The General Admission(R) product line is targeted at the lower price point segment of the entertainment market. General Admission(R) software is designed to provide entertaining, high-quality software at lower prices. The product line is comprised of five different sub sets: interactive simulations, role playing adventure, interactive sports, action and adventure and family treasures.

         Rabbit Ears(R) Brand

         Rabbit Ears(R) is the most recent brand of content added to the Company's product base. Rabbit Ears(R) is an entertainment brand committed to the creation, development and marketing of family programming and products. Rabbit Ears(R) products include a series of video, audio, books and related products using popular actors, as well as talented illustrators and musicians.

         The Rabbit Ears(R) products are offered in various forms, including book, audio, video and CD- ROM. Such products include more than 60 titles and relationships with major entertainment personalities including Meg Ryan, Mel Gibson, Meryl Streep, Whoopi Goldberg, George Winston, Jack Nicholson, Garrison Keillor and many others, as well as relationships with companies such as Simon & Schuster, Visa and Macmillan/McGraw-Hill. In January 1997, in a cooperative effort, CBS aired Rabbit Ears'(R) first live action movie-of-the-week called Keeping the Promise, a special which was sponsored by Clorox.

         Rabbit Ears(R) products have received numerous awards, including the following:

                  o        2 Grammy Awards
                  o        18 Grammy Award nominations
                  o        21 Parents' Choice Awards
                  o        7 Action for Children's Television awards
                  o        A National Education Association Golden Apple Award
                  o        The Humanitas Prize

         To stimulate the demand for Rabbit Ears(R) products, the Company plans to re-package and re- release approximately six to eight titles in each of the second, third and fourth quarters of 1997, including approximately five stories that have never been available for purchase. At present, there are sixty-five titles available for release. The stories scheduled for release during the second and third quarters of 1997 are:

Annie Oakley                                          Creation
Narration:        Keith Carradine                     Narration:        Amy Grant
Music:            Los Lobos                           Music:            Bela Fleck and the Flecktones
Illustrations:    Fred Warter                         Illustrations:    Stefano Vitale

David & Goliath                                       Davy Crockett
Narration:        Mel Gibson                          Narration:        Mel Gibson
Music:            Branford Marsalis                   Music:            Branford Marsalis
Illustrations:    Douglas Fraser                      Illustrations:    Douglas Fraser

Finn McCoul                                           Fool and the Flying Ship
Narration:        Catherine O'Hara                    Narration:        Robin Williams
Music:            Boys of the Lough                   Music:            The Klezmer Conservatory Band
Illustrations:    Peter de Seve                       Illustrations:    Henrik Drescher

Jack & the Beanstalk                                  John Henry
Narration:        Michael Palin                       Narration:        Denzel Washington
Music:            David A. Stewart                    Music:            B.B. King
Illustrations:    Edward Sorel                        Illustrations:    Barry Jackson

Johnny Appleseed                                      Jonah and the Whale
Narration:        Garrison Keillor                    Narration:        Jason Robards
Music:            Mark O'Connor                       Music:            George Mgrdician
Illustrations:    Stan Olson                          Illustrations:    Jeffrey Smith

Joseph and His Brothers                               King Midas and the Golden Touch
Narration:        Ruben Blades                        Narration:        Michael Caine
Music:            Strunz & Farah                      Music:            Ellis Marsalis featuring
Illustrations:    Garnet Henderson                                        Yo-Yo Ma
                                                      Illustrations:    Rodica Prato

Moses in Egypt                                        Noah and the Ark
Narration:        Danny Glover                        Narration:        Kelly McGillis
Music:            The Sounds of Blackness             Music:            The Paul Winter Consort
Illustrations:    Phil Huling                         Illustrations:    Lori Lohstoeter
                              White Cat
                              Narration:       Emma Thompson
                              Music:           Joe Jackson
                              Illustrations:   Barbara McClintock


         In addition, the Company may enter into a joint venture with Random House which will produce the audio for The Ugly Duckling (narrated by Cher with music by Patrick Ball), The Elephant's Child (narrated by Jack Nicholson with music by Bobby McFerrin) and The Steadfast Tin Soldier (narrated by Jeremy Irons with music by Mark Isham).

         The content of the Rabbit Ears(R) products may be produced in a variety of media, including, but not limited to, CD-ROM, the Internet and television. The Company is currently discussing such types of expansion of the Rabbit Ears(R) brand name into additional media. Likewise, the Company is producing a new season of Rabbit Ears Radio, which is expected to begin in Autumn 1997.

Services

         The services business is operated as a separate division of the Company. Revenues from the services division comprised approximately 36% of the Company's total revenue in 1996. Approximately 98.8% of the service revenue in 1996 was derived from providing printing services to non-software companies.

         The Company provides commercial printing services for corporations and organizations ranging from large manufacturing corporations to local retail businesses in the Company's trading area. Printing services provided to non-computer software companies generated approximately $1.4 million in sales in 1996. The Company's largest customer, Yale Materials Handling Corporation, an equipment manufacturing company, accounted for approximately 18.4% of the Company's net revenues in 1996 and accounted for approximately 10% of the Company's net accounts receivables at December 31, 1996. The Company also provides manufacturing and printing services to other computer software companies, which generated revenues of approximately $17,000 in 1996.

         Through its Affiliate Venture Publishing activities, the Company provides publishing, manufacturing and marketing services to other software development companies. The Company provides packaging, graphic design, manufacturing, distribution, advertising and administration of the product while capitalizing on the developer's brand name and the reputation of the product. Through Affiliate Venture Publishing, other software developers may obtain access to retail shelf space that they could not obtain on their own.

         The Company began offering manufacturing and printing services when it acquired Ferraul Corp., doing business as Foxfire Printing ("Foxfire") in 1994. John Ferretti, the sole shareholder of Foxfire, became President, Chief Operating Officer and Secretary, and a director of the Company in connection with the acquisition. Mr. Ferretti recently resigned his positions as President, Chief Operating Officer and Secretary, and as a director, although he continues to manage the Company's manufacturing and printing operations. The Company has determined that its services business is ancillary to its core business of developing and selling interactive multimedia products and therefore is currently negotiating with Mr. Ferretti the possible repurchase by Mr. Ferretti of the printing operations. Consummation of any such transaction would be subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of customary closing conditions. The revenues and expenses of the printing business in 1996 were approximately $1.5 million and $2.7 million, respectively, or approximately 36% and 30%, respectively, of the Company's total net revenues and operating expenses. Therefore, a sale of this business would significantly reduce the Company's overhead expenses and, based on 1996 results of operation, would improve profitability.

Licenses and Proprietary Rights

         Intellectual Property Rights

         The Company regards the software that it publishes, the statistical models that drive the outcomes of its statistical-based sports games, and its brand names as proprietary, and relies primarily on a combination of copyrights, trade secret laws, trademark laws, and third party nondisclosure agreements to protect its products and proprietary rights. The Company has federal registrations for the trademarks Micro League(R), Micro League Baseball(R), APBA(R), General Admission(R), Affiliate Venture Publishing(R), Fantasy Manager(R), Ultitainment(R) and Ultimate Cards(R). In addition, the Company has pending applications for federal trademark registration for Able Soft, MicroLeague Multimedia(TM), Microleague, Microleague Stylized, MMI, MMI and Design and MMI Online. The Company's Rabbit Ears(R) subsidiary has thirteen registrations for its products and three pending applications. There are numerous copyrights created by the production of Rabbit Ears(R) stories. Under its agreements with the persons that contribute the creative elements to each Rabbit Ears(R) story (narrator, musician, illustrator and, in certain cases, writer), Rabbit Ears(R) owns the copyright in all such elements, with the following exceptions: (i) Rabbit Ears(R) and Random House, Inc. are co-copyright owners in the elements that have been contributed to four of the Rabbit Ears(R) stories; (ii) the copyright in a musical score that contributes to a Rabbit Ears(R) story is either co-owned by Rabbit Ears(R) and the musician or owned solely by the musician, but the Company has a perpetual license for broad uses of the score; and (iii) the copyright in the illustrations used in a small number of the Rabbit Ears(R) stories are owned by the illustrator, but the Company has a perpetual license for broad uses of such illustrations.

         Except as noted above with respect to the Rabbit Ears(R) products, the Company owns the copyright in all of the principal proprietary software used in its products. The Company licenses the right to use a portion of the executable code with respect to two of its products from an affiliated partnership. With respect to certain of its secondary products, the Company jointly owns the copyright in some of the software used in those products with the developers that initially created the software. In addition, the Company licenses the right to publish software owned by other software developers. The license agreements with such developers typically require the Company to pay to the developers royalties based upon a specified percentage of the net cash receipts from the sale of the developers' respective products. The Company also occasionally assists other software vendors in publishing, packaging and/or distributing their products. Under these arrangements, the Company typically is entitled to a fee based upon a specified percentage of the net cash receipts from the sale of the products. The Company makes no claim of ownership in the copyright of any such software of others, nor is such software proprietary to the Company. The Company is not aware that it is infringing the trademark rights of any other entity, although certain of its trademarks may be similar in some respect to trademarks used by others. The Company is aware of at least one party that may be using one of the Company's marks (General Admission(R)) to identify possibly related goods. The Company believes that its own use of the pertinent mark predates the third party's use of its mark. The Company is not aware of the existence of any other confusingly similar prior mark, although there can be no assurance that a claim of infringement will not be asserted against the Company or that any such assertion will not result in costly litigation, and/or require the Company to obtain a license to use the trademark to identify particular products, or require the Company to change one or more of its trademarks. If the Company were compelled to change one or more of its significant trademarks, it could lose goodwill and revenues and incur increased expenses from advertising under a new name and producing new products and packaging materials. Although the Company has not been the subject of any intellectual property litigation, there has been substantial litigation regarding copyright, trademark and other intellectual property rights involving other computer software companies.

         The Company has a copyright in all of its proprietary software used in its products, but has a registered copyright in only one of the several versions of such proprietary software. The Company does not have any mechanism to copy-protect its software, and relies on copyright laws to prevent unauthorized copying. Unauthorized copying of software frequently occurs in the software industry, and the Company's business, operating results and financial condition could be adversely affected if copying of the Company's products becomes significant. Due to the large amount of data associated with the Company's CD-ROM software, it is currently more difficult (although not impossible) for individual customers to copy the Company's software than to copy historical diskette software.

         Content Licenses

         The Company licenses content for its products from a variety of sources, including the Major League Baseball Players Association, National Football League Players Association, Inc., the National Hockey League Players Association, publishing companies, including Time (Sports Illustrated(R)), and individual authors. The Company's licenses with the Major League Baseball Players Association, National Football League Players Association, Inc., Time and the National Hockey League Players Association expire on May 31, 1997, February 28, 1999, April 15, 1998 (baseball) and June 30, 1999, respectively. The Company also has acquired computer publishing rights to two existing board games, which resulted in the release of Blood Bowl and Hooves of Thunder. In license agreements, the Company seeks (i) a license term of at least two years;
(ii) customary advance guarantees paid by the Company, such as $20,000, and royalty rates typically approximating 15%; (iii) artistic and editorial cooperation of the licensor; and (iv) to the extent available on a cost-effective basis, exclusive rights to publish in various or all electronic formats, in each case including CD-ROM.

         In 1993, the Company acquired the computer publishing rights to the board game Blood Bowl from Games Workshop, Ltd. in Great Britain. The Company released Blood Bowl on CD-ROM in 1995. In 1993, the Company acquired the computer publishing rights to the board game Quarterpole and released the computer version in 1993. In 1995, the Company released an updated version of Quarterpole under the name Hooves of Thunder. The Company has some form of exclusive CD-ROM publishing rights to the primary content used in several of its existing products and new products currently under development. Due to the multimedia nature of the Company's products, licenses for Company production of content is usually required for audio, video and written materials to supplement original content provided by the primary licensor. Licensing costs are expected to rise with increased competition in the CD-ROM and electronic publishing industry.

         The Company's license agreements with the Major League Baseball Players Association and National Football League Players Association, Inc. grant to the Company computer software and board game publishing rights, on a non-exclusive basis. The Company derived $203,881 and $553,587 in revenue from the Major League Baseball Players Association license in 1995 and 1996, respectively. The Company derived $216,260 and $342,662 in revenue from National Football League Players Association, Inc. license in 1995 and 1996, respectively. The Company's license agreement with Time for the use of the Sports Illustrated(R) trademark grants to the Company the exclusive right to use such trademark in connection with certain products only on certain operating platforms. The Company derived revenue of $200,150 in 1996 pursuant to the Time license. In the event Time desires to produce such products on other platforms, the Company has a right of first negotiation regarding the production and distribution of such product. If Time and the Company have not been able to reach an agreement after a certain period of time, Time is entitled to produce or distribute competing products on those other operating platforms. There can be no assurance that the Major League Baseball Players Association, National Football League Players Association, Inc., the National Hockey League Players Association, Time or any other strategic partner of the Company regards its relationship with the Company as strategic to its own business, that such strategic partner will not re-assess its commitment to the

Company at some time in the future or that it will not develop (or enter into strategic relationships with other companies to develop) products that directly compete with the Company's products.

         International Licenses

         Through the Company's extensive contacts with international software developers, the Company is constantly reviewing successful international products that it can license, repackage, redesign and sell in the United States. The Company also licenses the international rights to its internally developed products to foreign companies and has licensed its games to software publishers in Australia, Europe and the Far East. The Company expects this trend to continue and that licensing revenues will increase as the Company develops more new products.

Product Development

         The Company currently is seeking to expand all its product lines with new brand name content in the entertainment and lifestyle market niches. Historically, the Company has attempted to shift certain of the risks associated with product development by relying on independent software developers, which share in the initial cost of developing new products. The Company acquired Micro Sports in October 1996 in order to decrease its reliance on outside developers after experiencing problems with one such developer, which adversely affected the Company's results of operations for 1996. See "-- Introduction" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that by adding the Micro Sports development team of 13 members, it should be able to develop front-line sports software products on a more consistent and timely basis.

         Once a product is approved for development, a project leader, who is an employee of the Company, is assigned to develop a detailed set of specifications, time frame and budget. These criteria are reviewed by the Company's executive management, and are modified on an as-needed basis to reflect market demand, product release schedules and budgetary considerations. The project leader creates the new product with a team that may include electronic editors, programmers, graphic artists, animators, video editors, sound editors, writers, designers and quality assurance testers. Generally, product design, software programming and editing functions are performed by independent contractors. The Company performs quality assurance reviews of its products and then tests for "bugs", functionality, ease-of-use and compatibility with a variety of popular PC configurations that are available to consumers. The Company anticipates that as it increases its development of sports simulation products, its product development costs with respect to these products may be higher than its historical product development costs. Product development agreements entered into with outside developers typically require the Company to pay advance royalties when certain milestones are reached. In 1996, the Company paid approximately $311,000 to outside developers.

         The Company's senior marketing and sales staff incorporates new products into marketing and sales plans and attempts to make preliminary sales substantially concurrent with product releases. The Company's development, marketing and sales staffs evaluate the Company's products and compare them to customer needs and potentially competitive products. These comparisons form part of the basis for product upgrades, product revisions and new product ideas. In addition, the Company looks to acquisitions, such as the recent acquisitions of Micro Sports and Rabbit Ears, and the possible acquisition of KidSoft, as a source for new products and new product ideas.

Sales and Marketing

         The Company relies primarily on two basic sales channels: retail sales and direct mail. The Company sells its products through distributors for sale to retailers and on a direct basis to individual consumers and retailers such as software specialty stores, computer superstores, office supply stores, warehouse clubs, mall-based chains, consumer electronics stores, mass merchants and bookstores. Retailers purchasing the Company's products directly from the Company or through distributors include Best Buy, CompUSA, Computer City, Electronics Boutique, Micro Center, Egghead Software, Wal-Mart and Office Max. Distributors of the Company's products include Ingram Micro, Navarre and Tech Data. The Company maintains a list of its approximately 335,000 registered customers and sends periodic mailings primarily to sell upgrade versions, add-ons and new products.

         The Company utilizes an internal sales staff and four independent sales representatives to sell to retail accounts. These regional sales representatives sell the Company's products to major retailers in the United States and Canada, and a national book sales representative firm sells the Company's products to regional and independent bookstores. The Company's Vice President of Sales manages these sales representative firms and also sells directly to certain national accounts. The Company's sales representatives and in-house sales staff work with buyers in an effort to ensure that retailers are carrying the appropriate Company products for their outlet, that stocking levels are adequate, that promotions and advertising are coordinated with product releases and that in-store merchandising plans are properly implemented. The Company anticipates that in the event sales increase, the Company will rely more on its internal sales force and less on independent sales representatives to generate and manage sales of the Company's products.

         To complement the Company's retail sales, the Company distributes catalogs quarterly to its registered customers to generate direct-mail sales. The Company conducts targeted mailings on a regular basis to over 335,000 registered customers. The Company's sales staff sells add-ons and upgrades and attempts to sell customers other Company products. The Company also has the right to use Sports Illustrated(R) customer lists for marketing its existing products and will, from time to time, rent other lists of potential customers in an effort to increase sales of existing products. The Company also takes advantage of its direct-mail operation to sell products not suited for the retail distribution channel such as add-ons and upgrades and products at lower price points at the end of their life-cycle. The Company includes marketing and promotional literature in all of its software products to introduce its software customers to the Company's direct mail operation. The Company's graphic design department provides the artwork and layouts of the catalogs, and the Company's manufacturing division produces the actual catalogs. In the event the manufacturing division does not have the capacity to produce the catalogs, the Company contracts with an outside source.

         The Company's marketing department is responsible for creating and executing marketing programs to generate product sales to retailers and consumers. These programs are generally based on established consumer product marketing techniques which the Company believes are becoming more important as CD-ROM products become more of a consumer product. These techniques include co-operative advertising programs and promotional allowances coordinated with the retail distributors. The marketing department also utilizes the Company's graphic design department to attempt to create effective package designs, catalogs, brochures, advertisements and related materials. The Company's marketing and sales departments work together to coordinate retail and publicity programs generally in place when products are initially shipped to retailers and consumers. Public relation campaigns, in-store advertising, catalog mailings and advertisements are generally designed in advance of product availability.

         In 1995 and 1996, direct mail sales provided approximately 33% and 17%, respectively, of the Company's total revenues and more consistent cash flow than the mass market distribution, since direct mail sales generate cash upon shipment. In addition, because APBA's existing product base is sports related, it provides an opportunity to cross-sell MicroLeague Sports(R) products to APBA(R) customers. The Company also sells Able Soft's products to APBA(R) customers.

         Funds expended for sales and marketing typically aggregate approximately 20% of gross revenues, which the Company attempts to spread across multiple titles in a series as it produces upgrades and new titles. The Company generally sets suggested list prices for its products; however, the Company's actual wholesale selling prices to most retail outlets typically approximate 45% less than the Company's suggested list prices. In connection with certain seasonal or other promotional programs, the Company may also offer discounts on its products sold directly to end-users.

         The Company provides telephone technical support to its customers at no additional charge from the Company and plans to expand its technical support to the Internet in the future. To date, the call volume to the Company's support staff has been modest. The Company believes that customer requests for technical support have been limited due to the Company's efforts to create high quality, easy-to-install products. The Company further believes that its in-house support facilities currently are sufficient to meet anticipated customer technical support needs in the foreseeable future. Unexpectedly high technical support needs or service volume could require the Company to increase its expenditures on technical support services. Feedback from the support service group is provided to the Company's product development staff to facilitate product upgrades and modifications of products in the development stage.

         The Company is exposed to returns by distributors, retailers and consumers. The Company has established reserves for these returns, which were increased substantially in 1996 and which it believes are adequate based on product sell-through, inventory levels and historic return rates. The Company currently has a reserve equal to approximately 35% of outstanding accounts receivable, as customers typically will partially offset new purchases by returning products. The Company generally accepts returns from customers, even when not legally required to do so, in order to maintain good continuing relationships with these customers and to sell its latest products to these customers. The Company periodically adjusts its reserves for these returns. Significant product returns could have a materially adverse effect on the Company's financial condition, operating results and overall business. For example, in the third and fourth quarters of 1996, the Company experienced a significant increase in returns and price protection credits, and therefore increased reserves, which adversely affected 1996 results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company sells to major accounts on credit, with varying discounts, return privileges and credit terms that are based on the Company's analysis of the creditworthiness of the particular customer as well as the sales volume with the particular customer. These sales are not collateralized. Significant problems in accounts receivable collections could have an adverse effect on the Company's financial condition, operating results and overall business. Due to a decrease in accounts receivable collections in the latter part of 1996, the Company increased its reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operations

         The Company coordinates accounting, purchasing, inventory control, scheduling, mass market order processing, warehousing and shipping at its Newark, Delaware facility. The Company is in the process of moving all such functions except warehousing to its facilities in Lancaster, Pennsylvania. The Company's main computer system handles mass market order entry, order processing, picking, billing, accounts receivable, accounts payable, general ledger and inventory control. Subject to credit terms and product availability, orders are typically shipped from the Company's facilities within 48 hours after receiving an order. Although third party contractors duplicate the CD-ROM discs, all manuals, catalog inserts and boxes in which the Company's products are shipped are produced by the Company's employees. The Company has multiple sources for all components of its products, and has not experienced any material delays in production or assembly.

         Sales and marketing and order processing, warehousing and shipping activities related to the Company's direct mail operation are based at its Lancaster, Pennsylvania facility. The Company's direct-mail computer system handles order entry, order processing, picking, billing, and inventory control.

Competition

         The market for the Company's interactive software is intensely and increasingly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than the Company. Existing consumer software companies may broaden their product lines to compete with the Company's products, and potential new competitors, including computer hardware and software manufacturers, diversified media companies and book publishing companies, may enter or increase their focus on the consumer software market, resulting in greater competition for the Company. Although the Company competes with a number of different companies across its product lines, the Company regards Expert Software and The Learning Company (formerly "Softkey") as its closest competitors based upon product offerings and price points. The Company's competitors also include established software companies such as Electronic Arts, Maxis, Sierra Online, Broderbund, Mindscape, Acclaim and Microsoft, among others, all of which have developed interactive multimedia software titles on CD-ROM.

         Only a small percentage of products introduced in the consumer software market achieve any degree of sustained market acceptance. The Company believes the principal competitive factors in marketing computer software include product features, quality, reliability, brand recognition, ease of use, merchandising, access to distribution channels and retail shelf space, and price. The Company vies with many of its competitors for shelf space in the retail distribution market. As the number of competitors grows, the demand for existing shelf space increases and the Company may experience difficulty in gaining additional shelf space for new products and maintaining the shelf space for its current products. Based on its current and anticipated future product offerings, the Company believes that it competes or will compete effectively in these areas, particularly with respect to brand name recognition, quality, ease of use, and access to distribution channels and retail shelf space.

         The Company believes that as competition increases, significant price competition and reduced profit margins may result. In addition, competition from new technologies that the Company has not yet implemented may reduce demand for the Company's products. Extensive price competition, coupled with reduced demand or distribution channel changes may have a material adverse effect on the

Company's business, financial condition or operating results. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially and adversely affect its business, operating results and financial condition.


Employees

         As of March 31, 1997, the Company and its subsidiaries had 70 full-time employees. The Company also has between 10 and 30 part-time employees depending on the level of sales activity in various seasons. The Company's employees are not represented by a labor union and are not subject to any collective bargaining arrangement. The Company has never experienced a work stoppage and believes that it has good relations with its employees.


Item 2. Description of Properties

         In February 1995, the Company entered into a five-year lease for approximately 17,800 square feet of office and warehouse space in Newark, Delaware, which the Company utilizes for its principal offices and production facilities for approximately $5,900 per month. The Company entered into another lease in Newark, Delaware, for approximately 6,200 square feet of satellite warehouse space for approximately $1,950 per month.

         As part of the Company's acquisition of APBA in January 1995, the Company entered into a ten-year lease for approximately 21,800 square feet of office and warehouse space in Lancaster, Pennsylvania, which the Company utilizes for its direct mail operation, for approximately $3,272 per month plus taxes and insurance. The Company plans to consolidate its entire publishing group, including marketing, development and sales at this location in the future.

         As part of the Company's acquisition of Micro Sports in October 1996, the Company entered into a five-year lease for approximately 5,300 square feet of office space in Chattanooga, Tennessee for approximately $3,333 per month. The Company utilizes such space for its Tennessee development team.

         In the opinion of the Company's management, all such properties are adequately covered by insurance.


Item 3. Legal Proceedings

         Micro League Multimedia, Inc. v. Borta, Inc.

         In December 1996, the Company filed a Demand for Arbitration with the American Arbitration Association against Borta, Inc., with which MicroLeague had contracted for the development of four sports software games (MicroLeague Baseball, MicroLeague Football, MicroLeague Basketball and MicroLeague Hockey), but which were never developed by Borta, Inc. The Company has alleged breach of contract against Borta, Inc. and is seeking lost profits and expenses in excess of $1,000,000. Borta, Inc. has filed a response to the Demand for Arbitration stating that MicroLeague abandoned the contract and alleging a counterclaim against MicroLeague for an unspecified amount of royalties. The Company has denied the allegations of the counterclaim and believes it has valid defenses to such counterclaim.

         Edward Ringler v. Micro League Multimedia, Inc., Neil Swartz and John Ferretti

         In December 1996, the Company, its Chief Executive Officer and former President were sued in the District Court of Delaware by Edward Ringler, a former employee, for compensation allegedly owed to the employee under an employment contract. The Company had terminated the employee for "Cause" as defined in his employment contract. The Company is defending the action on the ground that the employee committed offenses that entitled MicroLeague to terminate his employment and therefore no further compensation is owed. The Company has filed an answer in which it denies liability to Mr. Ringler and a counterclaim for failure to return office furniture and a computer system and related equipment owned by the Company. Under the Company's Bylaws, the Company is obligated to indemnify the officers and directors of the Company for liabilities and expenses incurred in connection with actions taken in such capacities, subject to certain exceptions. Accordingly, the Company will indemnify Messrs. Swartz and Ferretti for any liabilities and expenses they may incur arising out of this action.

         The Company from time to time is involved in various legal proceedings with third parties. Management, after review and consultation with counsel, believes that the disposition of any such litigation would not, individually or in the aggregate, have a material adverse effect on the Company's financial position.


Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to shareholders during the fourth quarter of 1996.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotation System SmallCap Market under the symbol "MLMI." As of March 31, 1997, there were approximately 76 holders of record of the Company's Common Stock. The high and low closing bid prices for the Company's Common Stock during each fiscal quarter since its initial public offering in May 1996 (the "Initial Public Offering") were as follows:

         The following table sets forth, for the quarters indicated, the high and low sales price for the Company's Common Stock as reported on the NASDAQ SmallCap Market:

                                                            High           Low
                                                            ----           ---
        Year Ended December 31, 1996
        Second Quarter (May 23(1)-June 30)..........         $6.75        $6.375
        Third Quarter...............................         $6.75        $6.375
        Fourth Quarter..............................         $7.50        $6.375
----------------------

(1) Date of Initial Public Offering.

                  Market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On April 15, 1997, the closing price of the Company's Common Stock as reported on the NASDAQ SmallCap Market was $4.375 per share.

                  Since its inception, the Company has never paid any cash or stock dividends.

                  During the fourth quarter of 1996, the Company issued 308,882 shares of unregistered Common Stock to MSIH, the parent corporation of Micro Sports, in connection with the acquisition of Micro Sports.


         Item 6. Management's Discussion and Analysis or Plan of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included elsewhere herein.

General

         The Company is a brand-oriented publisher of interactive multimedia software products for the entertainment, lifestyle and educational segments of the personal computer software markets and also provides publishing services. The Company is a Pennsylvania corporation, which was incorporated and commenced operations in 1989. As of December 31, 1996, the Company had an accumulated deficit of approximately $7.5 million. The losses in 1989 through 1994 were due to the Company being financed primarily by debt with significant annual interest expense as well as selling, general and administrative expenses associated with establishing its infrastructure, including, but not limited to, hiring personnel, purchasing information systems and equipment, and establishing market channels. These efforts have been substantially completed. The losses in 1996, which totaled $5.6 million, resulted primarily from a decrease in net revenues due to the absence of new front line product releases and significant investments in products and acquisitions, and increases in cost of goods sold and operating expenses, which are discussed below. These investments should contribute to the Company's revenues in future periods.

         During 1995, the Company acquired two companies, APBA, a publisher and developer of software and board sports games, which was purchased on January 1, and Able Soft, a lifestyle and productivity software publisher and developer, which was purchased on September 30. Both acquisitions were accounted for in accordance with the purchase method of accounting. APBA was acquired through an asset purchase financed primarily through seller notes, while Able Soft was a tax-free exchange of stock. These acquisitions resulted in the Company recording goodwill of approximately $790,000, of which approximately $750,000 relates to Able Soft and approximately $40,000 relates to APBA, which amounts are being amortized over 10 years. These acquisitions also contributed approximately $350,000 in additional inventory. As a result of the acquisitions, the Company consolidated facilities in 1996 at an estimated cost of approximately $45,000.

         In October 1996, the Company acquired all of the assets of Micro Sports and certain assets of MSIH, the parent corporation of Micro Sports, consisting of various intellectual property rights. The acquisition was accounted for by the purchase method of accounting and resulted in this Company recording goodwill of approximately $933,000. In consideration of the purchase of such assets and the assumption of certain liabilities of Micro Sports, the Company issued to MSIH 308,882 shares of Common Stock.

         In February 1997, the Company acquired the intellectual property of Rabbit Ears(R), an entertainment company that sells children's literature-related productions. The acquisition was accounted for by the purchase method of accounting and is expected to result in the Company reporting substantial goodwill. In consideration of the purchase of such assets and assumption of certain liabilities of Rabbit Ears(R), the Company issued to the seller an aggregate of 268,097 shares of Common Stock and redeemable options to purchase up to 250,000 shares of Common Stock.

         The Company's interactive multimedia publishing business involves the development of proprietary content that is published in a variety of media and the licensing of such products and, in certain instances, other electronic publishing rights to content. The Company expects to require continued increases in the number of employees, expenditures for new product development, the acquisition of licensing or product rights, sales and marketing expenses and general and administrative expenses relating to the continued development of a management infrastructure and facilities necessary to support the Company's growth. The Company expects to fund these expenses with a combination of funds from operations and, to the extent available, borrowings from institutional lenders and proceeds from the sale of debt and equity securities. See "--Liquidity and Capital Resources."

         Net revenues consist of gross revenues, net of allowances for returns and price protection credits given to distributors and retailers. The Company records an allowance for returns and price protection credits based on historical experience at the time revenue is recognized. The Company adjusts the allowance for returns as it deems appropriate. The Company may accept substantial product returns or make other concessions, even though it is not legally obligated to do so, to maintain its relationships with retailers and distributors and its access to distribution channels. Concessions predominantly consist of price protection credits from the Company to effectively reduce the distributor's unit cost and prices to retailers. For 1996, the Company reduced sales and increased the allowance for returns and doubtful accounts by $16,000. Allowances and other reductions to accounts receivable realized in 1995 of approximately $260,000 resulted from transactions arising in 1994 and prior years. Of the $784,000 recorded in 1995, $390,000 related to 1995 transactions with the balance used for future reductions of related transactions. The Company records an allowance for returns and price protection credits based on historical experience at the time revenue is recognized. If the Company chooses to accept product returns, some of those products may be defective, shelf-worn or damaged and therefore may not be salable in the ordinary course. The Company currently anticipates that its actual returns plus provisions for returns as a percentage of revenues will not change materially in 1997. Prior to 1996, the Company's bad debts and uncollected receivables were not material.

         Cost of goods sold consists primarily of product costs, freight charges, royalties and an inventory allowance for defective, damaged and obsolete products. Product costs consist of the costs to purchase the underlying materials and print both boxes and manuals, media costs (CD-ROMs), and assembly and shipping. Royalties consist of the amortization of license fees in connection with the Company's rights to use players associations' statistical information and content license fees for publishing other developers' products. All of the Company's current license arrangements call for the Company to pay royalties based on a percentage of the Company's net cash received relating to the respective products. Amounts prepaid upon signing of licenses are generally not substantial, and are treated as prepayments against the aforementioned royalties. Cash paid for licenses in the form of royalties was approximately $98,000 in 1995 and $100,000 in 1996. The Company's provision for inventory obsolescence was $59,271 in 1995 and $62,000 in 1996.

         Despite the possibility of increased competition in the future for these licenses, the Company believes new content licenses will become available as the market and the demand for CD-ROM entertainment products grow. Accordingly, the Company is unable to predict whether the costs of its licenses will increase or decrease in future periods.

         The printing capabilities of the Company reduce the cost of its products, and the Company attempts to utilize its excess capacity by providing printing services to outside customers. Historically, however, the printing group has operated at a loss. In 1996, the printing group had a loss of approximately $1.3 million based on revenues of $1,468,738 and expenses of $2,735,855. Accordingly, the Company currently is negotiating for the sale of this business to the Company's former President and Chief Operating Officer. See "Description of Business -- Services."

Results of Operations in 1996 compared to 1995

         Net revenues decreased $900,000, or 18%, from approximately $5.0 million in 1995 to approximately $4.1 million in 1996. The decrease was attributable to lower multimedia product sales, which declined approximately $1,000,000, or 27%, and was partially offset by an increase of approximately $100,000, or 4%, in commercial printing sales. Multimedia product sales declined primarily due to the absence of any new front line product releases until late December 1996. The Company had planned to release in 1996 Sports Illustrated presents Microleague Baseball 6.0 as well as new basketball, football and hockey games as new front line products. The Company was unable to release any of these games on a timely basis, however, due to the failure of an outside developer to deliver the games to the Company in accordance with the terms of their development contract. Management believes that the absence of new front line products contributed significantly to lower sales during the year-end holiday season, which historically has been the Company's strongest sales period.
See "Description of Business - Litigation."

         In an effort to improve the timeliness and consistency of new front line sports product development, in October 1996, the Company acquired Micro Sports, a well-established competing developer of statistical sports simulation computer games. As a result of the acquisition, the Company released in late December 1996 Sports Illustrated presents MicroLeague Pro Football 1997, Sports Illustrated presents MicroLeague College Football and Pro League Baseball, all of which were developed by Micro Sports.

         The absence of new front line products in 1996 resulted in higher product returns and credits for price support on an aggregate basis and as a percentage of gross sales, increasing from $884,105, or 15%, in 1995 to $1,080,732, or 20%, in 1996. Front line products typically constitute the Company's highest quality products and therefore generally represent a lower percentage of total product returns than its other products. Accordingly, the Company believes that the development and timely release of new front line products is essential to limiting product returns as a percentage of gross sales. The Company has instituted formal distribution policies and restricted sales of its products to distributors in order to limit the Company's exposure to product returns.

         Cost of goods sold increased $1,100,000, or 47%, from approximately $2.4 million in 1995 to approximately $3.5 million in 1996. As a percentage of net revenues, cost of goods sold increased from 47% in 1995 to 85% in 1996. The increase in cost of goods sold as a percentage of net sales resulted primarily from a substantial increase in lower priced software sales and commercial printing sales relative to total net revenues in 1996 versus 1995. Lower priced software and commercial printing services have a lower gross profit margin than the Company's front line software products. In addition, the higher product returns and price supports described above reduced net revenues in 1996 and also contributed to the sharp increase in cost of goods sold as a percentage of net revenues.

         Product development expenses increased $1,100,000 from approximately $200,000 in 1995 to approximately $1,400,000 in 1996, net of the portion capitalized for software development. Approximately $1,020,000 of this increase was due to writing off prepaid development expenses and capitalized software costs related to the front line sports products planned for 1996, which were not delivered by an outside developer as discussed above. The balance of the increase in 1996 development expenses was due to the hiring of additional development personnel in that year, including David Holt, the Company's Vice President of Software Development, and the Micro Sports development staff consisting of approximately 13 persons.

         Selling expenses increased from approximately $500,000, or 10% of net revenues, in 1995 to approximately $1.8 million, or 43% of net revenues, in 1996. The significant increase was primarily due to the Company's efforts to gain more control over its software distribution channels, including advertising campaigns and cooperative advertising programs with the Company's retailers to preserve shelf space for future periods in which the Company will have new front line products. The increase was also attributable to the Company's efforts to gain new distribution outlets through the establishment of a private label program with GTE Interactive, an original equipment manufacturer, and the Company's establishment of MMI Online, its Internet web site. Approximately $450,000, or 32%, of the increase in 1996 selling expenses compared to 1995 resulted from higher bad debt expense due to write-offs of certain accounts receivable and increased reserves relating to the weakened financial positions of two major customers. Further, selling expenses increased due to the hiring of additional sales personnel in 1996. The Company believes that its increased marketing efforts in 1996 should contribute to revenues in 1997 and intends to continue to launch new marketing promotions. The Company expects that selling expenses as a percentage of net revenues will decrease as the Company releases new products, including four new front line products scheduled for release in the second quarter of 1997. See "Description of Business - Products and Services."

         General and administrative expenses increased $500,000, or 30%, from approximately $1.8 million in 1995 to approximately $2.3 million in 1996. This increase was primarily due to the amortization of goodwill and other intangible assets related to the Able Soft and Micro Sports acquisitions, which were completed on September 30, 1995 and October 24, 1996, respectively, as well as hiring personnel in finance and administration to facilitate the Company's expansion and assist with financial reporting.

         Interest expense increased approximately $34,000, or 15%, from approximately $224,000 in 1995 to approximately $258,000 in 1996. The increase resulted from increased borrowings in 1996, partially offset by the repayment of a portion of the Company's outstanding indebtedness using proceeds from the Initial Public Offering.

         As a result of the Company's acquisition of Able Soft, the Company converted to a C corporation from an S corporation for income tax purposes on October 1, 1995. Thus, for the nine months ended September 30, 1995, the Company was not subject to federal and state corporate income taxes. No income tax benefit has been recognized for financial statement purposes for the year ended December 31, 1996 due to the Company's inability historically to generate substantial net income, which is necessary to justify utilization of its substantial net operating loss credits for tax purposes.

         In connection with the Company's sale of bridge notes in February 1996 for $800,000, the Company incurred approximately $250,000 in deemed interest and deferred financing costs upon completion of the Initial Public Offering in May 1996. In addition, the Company incurred expenses in

May 1996 of approximately $90,000 for premiums in excess of principal related to the early retirement of certain partnership debt interests.

Liquidity and Capital Resources

         The Company historically has not been able to generate sufficient cash flow to fund its operations. Prior to 1996, working capital deficiencies were funded principally through private placements of securities. Prior to the completion of these private placements, the Company relied primarily on cash flow from operations and borrowings under its bank line of credit to finance its operations and expansion.

         In May 1996, the Company raised net proceeds of approximately $5,000,000 in the Initial Public Offering, which consisted of 1,173,000 units, each comprised of one share of Common Stock and one Common Stock purchase warrant. The Company applied approximately $2.8 million of such net proceeds to repay bank debt, bridge notes issued in February 1996 and notes to a partnership. The Company applied the remaining net proceeds to fund product development and to provide working capital for general corporate purposes.

         As of December 31, 1996, the Company had payment commitments of approximately $304,000 under various product development agreements, $1.3 million under its property and vehicle leases, and $1.9 million under existing employment agreements with certain officers of the Company.

         As a result of the costs incurred in connection with the recent acquisitions of Micro Sports and Rabbit Ears, the Company believes that cash flow from operations will not be sufficient to meet its needs for working capital and the expansion of its business. The Company's cash flow from operations was substantially lower in 1996 than previously anticipated due to the decrease in net revenues and the increases in cost of goods sold and operating expenses described above. Cash flow from operations in the first quarter of 1997 has continued to be less than the Company's working capital needs.

         The Company's working capital needs may increase depending upon numerous factors, including financing of increased inventory and accounts receivable arising from the sale and shipment of new products, as well as additional acquisitions. Accordingly, the Company has continued to borrow under its bank line of credit and approximately $1.35 million was outstanding as of March 31, 1997. The Company estimates that in order to fund its working capital needs for the balance of 1997, it will require approximately $2.0 million of financing in addition to cash flow from operations. Accordingly, the Company is seeking additional debt and equity financing.

         In late March 1997, the bank providing the Company's $1.5 million line of credit, which is collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a covenant relating to the maintenance of a minimum level of tangible net worth. The Company immediately began discussions with the bank to obtain a limited extension of the line of credit and simultaneously began discussions with other banks to obtain a replacement credit facility. The line of credit expired on March 31, 1997 and all amounts outstanding thereunder became immediately due and payable on that date. In April 1997, the bank agreed in principle not to exercise its remedies under the line of credit until July 15, 1997 in order to allow the Company an opportunity to arrange for a new line of credit. Under such agreement in principle, the Company will be required to make principal payments of $50,000 on the date the parties execute a definitive agreement, $50,000 on each of May 15, 1997 and June 15, 1997, and all remaining amounts outstanding under the line of credit on July 15, 1997.

         Also, in April 1997, the Company accepted a commitment letter from another bank that has agreed to provide a $1.5 million line of credit to replace the Company's expired line of credit. Receipt of funds under the new line of credit, however, is subject to negotiation and execution of definitive documentation. While the Company expects to finalize such documentation and receive such funds shortly, in the event it is unable to do so and cannot obtain alternative financing by July 15, 1997, the bank that provided the expired line of credit could declare an event of default and exercise its rights as a secured lender, including taking control of the Company's assets.

         Even if the Company obtains a new credit facility, it must raise additional debt or equity financing in order to fund its working capital needs. The Company has negotiated the issuance and sale to an institutional investor of $1,000,000 principal amount of convertible subordinated pay-in-kind secured debentures and warrants to purchase 85,000 shares of Common Stock for aggregate consideration of $1,000,000. Completion of the transaction, however, is conditioned on the Company obtaining a new credit facility on terms acceptable to the investor. Accordingly, there is no assurance that this transaction will be completed.

         The Company has received a proposal from an investment banking firm under which such firm would act as placement agent to offer on a best efforts basis up to $2,000,000 of convertible preferred stock of the Company. The Company intends to proceed with such offering; however, as a practical matter, completion of the offering is contingent upon the Company obtaining a new credit facility on terms that the placement agent believes would be acceptable to investors. The offering would be made on a best efforts basis, and therefore, even assuming the Company obtains a new credit facility, there can be no assurance that the offering will be successful.

         On March 24, 1997, the Company announced it had entered into a letter of intent to acquire KidSoft, a California-based distributor and publisher of children's multimedia software products. See "Business-Recent and Proposed Acquisitions." In connection with the acquisition, certain shareholders of KidSoft have agreed, subject to certain conditions, to purchase in a private placement up to $2,000,000 of Common Stock. The Company anticipates that, while a significant portion of the proceeds from this issuance of stock will be used to integrate KidSoft's California-based operations with the Company's operations, a substantial amount of the net proceeds will be available for working capital and general corporate purposes. The Company anticipates that KidSoft's direct mail and original equipment manufacturer business, which represent a substantial portion of KidSoft's total revenues, will enable the Company to substantially improve its cash flow from operations. In addition, the Company anticipates that all costs incurred in consolidating the companies' operations will be fully funded by the proceeds of such issuance of stock. Consummation of the KidSoft acquisition is subject to completion of a satisfactory due diligence review by each party, negotiation and execution of definitive documentation and other customary closing documents, approval of the respective boards of directors of each party and satisfaction of other closing conditions. Accordingly, there can be no assurance that this transaction will be completed.

         In the normal course of business, the Company evaluates potential acquisitions and joint ventures that may complement the Company's business. The Company is currently evaluating a number of opportunities in this regard; however no commitments or agreements have been reached except for a letter of intent with respect to KidSoft, which is subject to due diligence and other conditions described above. Any such acquisitions or joint ventures may require the Company to make additional capital expenditures, and such expenditures could be significant.

Seasonality

         The interactive multimedia consumer products market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. The seasonal pattern is due primarily to the increased demand for software during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect this seasonality. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis or that any profitability, if achieved, will be maintained.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations to date. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

Item 7. Financial Statements.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                          MICROLEAGUE MULTIMEDIA, INC.

                                                                                                               Page
                                                                                                               ----

Report of Independent Accountants...................................................................            F-1
Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996...........................            F-2
Consolidated Statements of Income for the years ended December 31, 1995
  and December 31, 1996.............................................................................            F-3
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1995 and December 31, 1996...........................................................            F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1995
  and December 31, 1996.............................................................................            F-5
Notes to Consolidated Financial Statements..........................................................            F-6


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                  The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 Annual Meeting.

Item 10. Executive Compensation

                  The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 Annual Meeting.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 Annual Meeting.

Item 12. Certain Relationships and Related Transactions

                  The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 Annual Meeting.

Item 13. Exhibits, List and Reports on Form 8-K

                  (a) Financial Statements:

                  The financial statements filed as part of this annual report on Form 10-KSB are included in Part II, Item 7.

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996

                  Consolidated Statements of Income for the years ended December 31, 1995 and December 31, 1996

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995 and December 31, 1996

                  Consolidated Statements of Cash Flows for the years ended December 31, 1995 and December 31, 1996

                  Notes to Consolidated Financial Statements.


                  (b) Reports on Form 8-K

                      The following Current Report on Form 8-K was filed by the Company during the fourth quarter of 1996:

                      Current Report on Form 8-K, dated October 24, 1996, reporting the acquisition of all of the assets of Micro Sports and certain of the assets of MSIH and assumption of certain of the liabilities of Micro Sports.

                  (c) Exhibits

                      (3.1)    Amended and Restated Bylaws of the Company.

                      (11.1)   Statement re: Computation of Earnings.

                      (21.1)   List of Subsidiaries.

                      (27.1)   Financial Data Schedule.

                          MICROLEAGUE MULTIMEDIA, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                            Page
                                                                                                            ----
MICROLEAGUE MULTIMEDIA, INC.

Report of Independent Accountants.........................................................................    F-1
Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996.................................    F-2
Consolidated Statements of Income for the years ended December 31, 1995 and 1996..........................    F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995 and 1996............    F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1996......................    F-5
Notes to Consolidated Financial Statements ...............................................................    F-6


To the Board of Directors and Stockholders of Microleague Multimedia, Inc.:

         We have audited the accompanying consolidated balance sheets of Microleague Multimedia, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microleague Multimedia, Inc. as of December 31, 1995 and 1996 and the results of their income and their cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Microleague Multimedia, Inc. will continue as a going concern. As discussed in
Note 1 to the financial statements, Microleague Multimedia, Inc. has a working capital deficiency, loan covenant violations and a loss from operations, all which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania

March 21, 1997,
except for the third and fourth paragraphs of Note 5 and the second through the sixth paragraphs of
Note 12 for which the date is April 21, 1997

                          MICROLEAGUE MULTIMEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996



                                                                        1995           1996
                                                                    -----------    -----------
ASSETS
Current Assets:
    Cash and cash equivalents ...................................   $     6,754    $    22,080
    Accounts receivable, net of allowance for returns and
    doubtful accounts of $444,000 and $460,000 ..................     1,763,124        867,915
    Inventory ...................................................       916,715      1,302,728
    Royalty advances ............................................       295,702        102,100
    Prepaid and other current assets ............................       247,500         83,539
    Deferred tax asset ..........................................       208,300         83,300
                                                                    -----------    -----------
       Total current assets .....................................     3,438,095      2,461,662
Fixed assets, net ...............................................       425,162        858,290
Goodwill, net ...................................................       771,210      1,592,301
Capitalized software costs, net .................................       370,021         73,251
Intangible assets, net ..........................................       262,638      2,307,710
Other assets ....................................................       107,413         57,129
                                                                    -----------    -----------
Total assets ....................................................   $ 5,374,539    $ 7,350,343
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital leases ........   $   391,530    $   338,626
    Notes payable ...............................................     2,281,372      1,800,200
    Accounts payable ............................................     1,109,625      1,488,647
    Accrued expenses ............................................       238,813        723,232
    Cash overdraft ..............................................          --           73,068
                                                                    -----------    -----------
       Total current liabilities ................................     4,021,340      4,423,773
Deferred tax liability ..........................................       192,000         83,300
Long-term debt and capital leases, net ..........................     1,019,602        673,085
                                                                    -----------    -----------
    Total liabilities ...........................................     5,232,942      5,180,158
                                                                    -----------    -----------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
       None issued and outstanding ..............................          --             --
    Common stock $.01 par value, 10,000,000 shares authorized;
    2,674,870 and 4,243,171 shares issued and outstanding .......        26,749         42,432
    Additional paid-in capital ..................................     2,057,158      9,618,747
    Warrants ....................................................          --             --
    Accumulated deficit .........................................    (1,872,380)    (7,454,994)
    Receivables from stockholders ...............................       (69,930)       (36,000)
                                                                    -----------    -----------

       Total stockholders' equity ...............................       141,597      2,170,185
                                                                    -----------    -----------

       Total liabilities and stockholders' equity ...............   $ 5,374,539    $ 7,350,343
                                                                    ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                        1995                      1996
                                                     -----------             -----------
Net revenues .....................................   $ 5,010,156             $ 4,087,037
Cost of goods sold ...............................     2,374,975               3,488,509
                                                     -----------             -----------
    Gross profit .................................     2,635,181                 598,528
                                                     -----------             -----------
Operating expenses:
    Product development ..........................       215,167               1,487,523
    Selling and marketing ........................       515,882               1,771,645
    General and administrative ...................     1,555,838               2,307,556
                                                     -----------             -----------
       Total operating expenses ..................     2,286,887               5,566,724
                                                     -----------             -----------
       Income (loss) from operations .............       348,294              (4,968,196)
Interest expense .................................       224,451                 257,815
Other expense ....................................        41,054                    --
                                                     -----------             -----------
Income (loss) before benefit for income taxes and         82,789              (5,226,011)
extraordinary items
Benefit (provision) for income taxes before
  extraordinary items ............................        16,300                 (16,300)
                                                     -----------             -----------
    Income (loss) before extraordinary items .....        99,089              (5,242,311)
                                                     -----------             -----------
Extraordinary loss on early extinguishment of debt          --                   340,303
                                                     -----------             -----------
Net income (loss) ................................   $    99,089             $(5,582,614)
                                                     ===========             ===========
Per share of Common Stock:
    Loss before extraordinary items ..............          --               $     (1.46)
    Extraordinary items ..........................          --                      (.10)
                                                                             -----------
    Net loss .....................................          --               $     (1.56)
                                                                             ===========
Weighted average common shares outstanding .......                             3,584,722
                                                                             ===========
Pro forma income data (unaudited):
    Income before taxes ..........................   $    82,789
    Income tax provision at 40% ..................        33,116
                                                     -----------
    Net income ...................................   $    49,673
                                                     ===========
Proforma earnings per share ......................   $       .02
                                                     ===========
Weighted average common shares outstanding .......     2,937,978
                                                     ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                      Additional                  Receivables
                                                           Common       Paid-in      Accumulated      from
                                              Shares       Stock        Capital        Deficit    Stockholders      Total
                                              ------       -----        -------        -------    ------------      -----
Balance, December 31, 1994...........          2,188,899     $21,889      $849,510   $(1,971,469)      $(46,331)   $(1,146,401)
Issuance of Common Stock.............            230,733       2,307       572,701                                     575,008
Stock issued for acquisition.........            132,252       1,323       373,677                                     375,000
Stock issued for services............             38,874         389        87,111                                      87,500
Conversion of notes payable..........             84,112         841       174,159                                     175,000
Borrowings by stockholders...........                                                                   (23,599)       (23,599)
Net income...........................                                                     99,089                        99,089
                                               ---------   ---------   -----------  -------------   -----------       --------
Balance, December 31, 1995...........          2,674,870      26,749     2,057,158    (1,872,380)       (69,930)       141,597
                                               ---------   ---------   -----------  -------------   -----------       --------

Initial public offering of Common Stock        1,173,000      11,730     4,987,557                                   4,999,287
Issuance of Common Stock
  for acquisitions...................            324,682       3,247     2,096,753                                   2,100,000
Issuance of Common Stock.............             53,581         536       441,921                                     442,457
Conversion of notes payable..........             17,038         170        35,358                                      35,528
Payments by stockholders.............                                                                    33,930         33,930
Net loss.............................                                                 (5,582,614)                   (5,582,614)
                                               ---------   ---------   -----------  -------------   -----------       --------
Balance, December 31, 1996                     4,243,171     $42,432    $9,618,747   $(7,454,994)      $(36,000)    $2,170,185
                                               =========     =======    ==========   ===========       ========     ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996



                                                                          1995            1996
                                                                       -----------    -----------
Cash Flows from operating activities:
  Net income .......................................................   $    99,089    $(5,582,614)
  Adjustments to reconcile net income to net cash
    used for operating activities:
    Depreciation and amortization ..................................       201,124      1,504,606
    Deferred income taxes ..........................................       (16,300)        16,300
    Provision for inventory obsolescence ...........................        59,271         62,000
    Provision for returns and uncollectible accounts ...............       134,000         16,000
    Changes in operating assets and liabilities net of acquisitions:
      Accounts receivable ..........................................    (1,127,991)       879,190
      Inventory ....................................................      (208,989)      (448,013)
      Royalty advances .............................................      (150,164)      (430,125)
      Prepaid expenses and other current assets ....................       (31,231)       163,961
      Other assets .................................................      (145,122)        32,703
      Accounts payable .............................................       454,605        379,022
      Accrued expenses .............................................         1,110        145,849
                                                                       -----------    -----------
        Net cash used in operating activities ......................      (730,598)    (3,261,121)
                                                                       -----------    -----------
Cash flows from investing activities:
  Purchases of equipment ...........................................      (137,433)      (380,414)
  Capitalized software costs .......................................      (360,672)      (238,220)
                                                                       -----------    -----------
        Net cash used for investing activities .....................      (498,105)      (618,634)
                                                                       -----------    -----------
Cash flows from financing activities:
  Net borrowings under lines of credit .............................       381,872     (1,181,172)
  Payments (borrowings) of receivables from stockholders ...........       (23,599)        33,930
  Borrowings of long-term debt .....................................       787,500         89,013
  Principal payments of long-term debt and capital leases ..........      (558,669)      (488,434)
  Proceeds from initial public offering ............................          --        5,928,958
  Initial public offering costs ....................................          --         (929,671)
  Issuance of Common Stock .........................................       575,008        442,457
                                                                       -----------    -----------
        Net cash provided by financing activities ..................     1,162,112      3,895,081
                                                                       -----------    -----------
        Net increase (decrease) in cash and cash equivalent ........       (66,591)        15,326
Cash and cash equivalents at beginning of year .....................        73,345          6,754
                                                                       -----------    -----------
Cash and cash equivalents at end of year ...........................   $     6,754    $    22,080
                                                                       ===========    ===========
Supplemental disclosure of cash flow information:
                                                                       ===========    ===========
  Cash paid for interest ...........................................   $   226,066    $   365,694
                                                                       ===========    ===========
  Noncash financing and investing activities:
                                                                       ===========    ===========
    Acquisition notes ..............................................   $   312,783    $   700,000
                                                                       ===========    ===========
    Non-compete agreement ..........................................   $   200,023    $      --
                                                                       ===========    ===========
    Capital lease obligations ......................................   $    18,020    $   228,507
                                                                       ===========    ===========
    Conversion of notes payable to Common Stock ....................   $   175,000    $    35,528
                                                                       ===========    ===========
    Issuance of Common Stock for acquisitions ......................   $   375,000    $ 2,100,000
                                                                       ===========    ===========
    Issuance of Common Stock for services ..........................   $    87,500    $      --
                                                                       ===========    ===========
    Original issue discount ........................................   $      --      $   249,866
                                                                       ===========    ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS:

     The 1996 consolidated financial statements for Microleague Multimedia, Inc. (the "Company" or "Microleague"), include the operations of APBA Game Company ("APBA") and Ablesoft, Inc. ("Ablesoft") (see Note 2), two interactive multimedia product companies which were acquired by the Company in 1995, as well as those of Microleague, Micro Sports, Inc. ("Micro Sports"), a sports simulation software developer acquired in 1996, and Ferraul Corp., doing business as FoxFire Printing ("FoxFire"). Microleague sells its products primarily through software retailers, mail order, wholesale clubs and mass market merchandisers throughout the United States. FoxFire provides commercial printing, graphic design and manufacturing services. All significant intercompany accounts and transactions have been eliminated.

GOING CONCERN:

     As shown in the accompanying financial statements, the Company has a working capital deficiency at December 31, 1996, loan covenant violations, and a loss from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management has undertaken a plan to obtain sufficient capital and execute a development and marketing plan that will enable the Company to achieve a level of profitable sales sufficient to support current operations as well as growth initiatives. For a discussion of certain steps management of the Company has undertaken to obtain sufficient capital, see Note 12.

ACCOUNTING ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with an initial maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISKS:

     The Company sells products primarily to software retailers and distributors and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     In 1995 and 1996, the Company had one customer that accounted for 15% and 18% of revenues, respectively. In 1995 and 1996, the Company's three largest customers accounted for approximately 29% and 33% of revenues, respectively, and in the aggregate accounted for approximately 30% and 44% of the Company's accounts receivable at December 31, 1995 and December 31, 1996, respectively.

INVENTORY:

     Inventory is stated at lower of cost or market, using the first in, first out (FIFO) method.

     The Company periodically reviews inventory for obsolete, slow moving and nonsalable inventory and records a reduction of such items to their net realizable value as a component of Cost of Goods Sold.

     During 1995 and 1996, the Company recognized writedowns to net realizable value of its inventory of approximately $60,000 and $62,000, respectively.

FIXED ASSETS:

     Fixed assets are stated at cost and depreciated over their estimated useful lives (three to five years for computers and related equipment and 20 years for printing equipment) using the straight-line method. Equipment with capital leases are also amortized over the estimated useful life of the asset. Normal repairs and maintenance are expensed as incurred. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts. Any gain or loss on the sale or retirement is recognized in current operations.

COMPUTER SOFTWARE:

     The Company capitalizes computer software costs and costs of product enhancements subsequent to the determination of technological feasibility, which occurs when all planning, designing, coding and testing activities necessary for that product to be produced, have been completed; such capitalization continues until the product becomes available for general release. Unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and reduced as necessary to its net realizable value. Maintenance and general upgrades are expensed as incurred. Capitalized software costs are written down to net realizable value when the carrying amount is in excess thereof.

     Computer software development and enhancement costs are amortized on a product-by-product basis over a period of up to two years. Amortization, which is included in the cost of goods sold, is the greater of the amount computed using (1) the ratio of the current year's gross revenues to the total current and anticipated future gross revenues for that product or (2) the straight-line method over the estimated life of the product. The Company capitalized approximately $360,700 and $225,482 of these costs in the years ended December 31, 1995 and 1996. Total amortization expense related to computer software was $14,593 and $522,252 (including $399,855 of a write-off to realizable value) in the years ended December 31, 1995 and 1996.

INTANGIBLE ASSETS:

     The Company has intangible assets resulting from acquisitions as set forth in the table below. The Company amortizes these intangible assets on the straight line basis over their estimated useful lives, which do not exceed any applicable contractual lives.


                                                           1995                  1996              Estimated useful lives
                                                     ----------------      -----------------      -------------------------
Goodwill.......................................           $  792,039             $1,725,519                5 - 10
Accumulated amortization ......................               20,829                133,218
                                                     ----------------      -----------------
                                                             771,210              1,592,301
                                                     ================      =================      -------------------------

Licensing Rights ..............................                   -               2,148,203                5 - 10
                                                     ----------------      -----------------
Noncompete agreements .........................              235,023                235,023                   7
Trademarks.....................................               31,428                 31,428                  20
Customer lists and other.......................               30,000                 45,000                  10
                                                     ----------------      -----------------
                                                             296,451              2,459,654
                                                     ----------------      -----------------

Accumulated amortization.......................               33,813                151,944
                                                     ----------------      -----------------
                                                          $  262,638             $2,307,710
                                                     ================      =================

     Amortization expense was $54,642 in 1995 and $230,520 in 1996.


IMPAIRMENT OF LONG LIVED ASSETS:

     Statement of Financial Accounting Standard No. 121, "Impairment of Long Lived Assets", was adopted on January 1, 1996 with no material impact upon adoption. The carrying values of long lived assets, which include fixed assets, computer software and intangibles, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future cash flows is less than book value.

DEFERRED OFFERING COSTS:

     Deferred offering costs, which are included in other assets at December 31, 1995, consist of legal, accounting, consulting and other costs related to the initial public offering of the Company's Common Stock, which was completed in May 1996.

ROYALTIES:

     The Company routinely enters into various agreements for licensing and product development of software games, whereby the Company pays periodic royalty payments. Royalty expense is included in the cost of goods sold. Royalty advances represent advance payments made to independent developers and licensors of intellectual properties and are expensed against future royalty obligations. The royalty advances made for specific products are compared to the Company's estimates of future royalty obligations, which are based on estimated revenues, and reduced to their net realizable value when the carrying value of the royalty advance exceeds future obligations.

NOTES PAYABLE AND LONG-TERM DEBT:

     FASB Statement No. 107, "Disclosures About Fair Value of Financial Instrument," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The carrying amounts reported in the balance sheet for notes payable and long-term debt approximates fair value, as a majority of the debt carries variable interest rates and other terms which approximate fair value.

REVENUE RECOGNITION:

     Revenues are recognized when a product is shipped or a service is performed, and when no significant obligations remain and collection is probable. Net revenues are comprised of the total sales billed during the period less the sales value of goods estimated to be returned, trade discounts and customer allowances anticipated at the time of shipment.

ADVERTISING COSTS:

     The catalog costs that are capitalized primarily consist of graphic design and package costs for quarterly catalogs which supersede previously issued catalogs. Capitalized catalog costs are amortized over the three-month life of the catalog. Prepaid advertising costs are reduced to their net realizable value when the carrying value of the prepaid advertising costs exceeds the anticipated future benefits. Total prepaid advertising included in prepaid and other current assets was $28,487 and $18,455 as of December 31, 1995 and 1996, respectively. Total advertising expense included in selling and marketing expense was $191,501 and $233,710 for the years ended December 31, 1995 and 1996, respectively.

RESEARCH AND DEVELOPMENT:

     Research and development costs are included in general and administrative expenses in the accompanying statements of operations. These costs were $69,795 and $174,523 in 1995 and 1996, respectively.

INCOME TAXES:

     Prior to October 1995, the Company elected to be treated as an S Corporation (as defined in the Internal Revenue Code (the "Code")). As a result of this election, federal and state income taxes, if any, on taxable income of the Company were the responsibility of stockholders. On October 1, 1995, the Company elected to be recognized as a C Corporation as defined in the Code. Accordingly, a pro forma provision for income taxes is presented as if the Company were taxed as a C Corporation during the periods prior to the change in status.

     Upon termination of the Company's election, the Company became subject to the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." As a result, the Company records deferred taxes for the effect of cumulative temporary differences between the tax and book basis of its assets and liabilities.

NET INCOME PER SHARE:

     Net income per share and pro forma net income per share is based upon the weighted average number of common shares and equivalents outstanding during each period. Common stock equivalents are attributable primarily to outstanding stock options and warrants. All stock issued, stock options and warrants granted by the Company during the twelve months immediately preceding the date of the initial filing by the Company of its initial public offering have been included in the calculation of the shares outstanding as if they were outstanding for all periods presented prior to the Initial Public Offering. Historical earnings per share is not presented in 1995 as it is not meaningful due to the Company's tax status.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-ended EPS data. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

2. ACQUISITIONS:

     On January 1, 1995, the Company acquired the net assets of APBA, a developer of software and board sports games. The total purchase price for the APBA acquisition was $513,000, of which $313,000 was paid by the issuance of notes and $200,000 in the form of a noncompetition agreement. Notes payable of $175,000 were immediately converted into 84,112 shares of Common Stock. The remaining notes were converted into 24,070 shares of Common Stock in March 1997. The $513,000 purchase price pertained to the acquisition of $557,000 of assets and the assumption of $85,000 of liabilities. The Company recorded approximately $41,000 of goodwill associated with the APBA acquisition.

     On October 1, 1995, the Company acquired the stock of Ablesoft, a developer/publisher of lifestyle/entertainment software. The total purchase price was $375,000, which was paid entirely with 132,252 shares of Common Stock of the Company. The purchase price reflected the acquisition of assets in the amount of $243,000 and the assumption of liabilities totaling $619,000. The Company recorded approximately $751,000 of goodwill associated with the Ablesoft acquisition.

     On August 30, 1996, the Company acquired certain assets of Ringler Studios, a software developer, for 15,835 shares of Common Stock. The purchase price reflects the issuance of $100,000 in Common Stock.

     On October 24, 1996, the Company acquired all of the assets of Micro Sports and certain of the assets of MSIH and agreed to assume certain of the liabilities of Micro Sports. Micro Sports is a Tennessee-based developer of statistical sports simulation software games. In consideration for the purchase of such assets and assumption of such liabilities, the Company issued an aggregate of 308,882 shares of the Company's Common Stock. The purchase price reflected the issuance of $2,000,000 in Common Stock, the assumption of $700,000 in notes payable and the assumption of $472,265 in liabilities which resulted in the Company recording $2,148,203 in intangibles and $933,480 in goodwill.

     These acquisitions have been accounted for as business combinations in accordance with the purchase method. The results of operations for these acquisitions are included in the Company results of operations from their respective dates of acquisition.

     The following unaudited proforma consolidated net sales, net income and net income per share have been presented as if the acquisitions had occurred on January 1, 1995:


                                                1995                1996
                                             (Unaudited)         (Unaudited)
                                            ------------         ------------
Net Sales ................................  $ 5,742,799          $ 4,178,531
Net loss .................................  $(1,494,512)         $(6,625,705)
Net loss per share .......................  $      (.46)         $     (1.73)
Weighted average shares outstanding ......  $ 3,246,860          $ 3,836,001

     Pro forma loss per share presented above have been modified to assume the Company was a taxable entity in each year.

     The pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented nor are they indicative of the results that may occur in the future.

3. INVENTORY:

     Inventory, net of valuation allowances of $59,271 and $121,271 in 1995 and 1996, respectively, consisted of the following:


                                                  December 31,
                                          -------------------------
                                             1995           1996
                                          ---------      ----------
Raw materials .......................     $  24,695       $  52,334
Work-in-process .....................        86,082          63,303
Finished goods ......................       805,938       1,187,091
                                          ---------      ----------
     Total ..........................      $916,715      $1,302,728
                                          =========      ==========

4. FIXED ASSETS:

     Fixed assets (including equipment acquired under capitalized leases) at December 31, 1995 and 1996 consisted of the following:


                                                        1995            1996
                                                       ---------     ----------
Printing equipment ..............................      $428,504       $464,678
Computers........................................       273,374        516,798
Furniture and fixtures ..........................        60,843        289,584
Automobile.......................................        15,469         53,126
                                                       ---------     ----------
                                                        778,190      1,324,186
Less accumulated depreciation and amortization ..       353,028        465,896
                                                       ---------     ----------
                                                       $425,162       $858,290
                                                       =========     ==========

     Computers and equipment under capital leases were $104,474 and $28,919, respectively, at December 31, 1995 and $104,474 and $394,093, respectively, at December 31, 1996. Amortization expense on capital leases totaled $27,510 and $33,890, respectively, for the years ended December 31, 1995 and 1996.

     Depreciation expense amounted to $65,573 and $92,938, respectively, for the years ended December 31, 1995 and 1996, respectively.


5. DEBT AND LINES OF CREDIT:

     The Company has a line of credit with a bank that permits borrowings of up to $1,500,000. Borrowings bear interest at the prime lending rate plus 1.5%, or 9.75%, at December 31, 1996. The line of credit is collateralized by all assets of the Company. At December 31, 1995 and 1996, $681,372 and $1,100,200,
respectively, was outstanding under the line of credit. In addition, at December 31, 1995, the Company had an additional line of credit collateralized by a guarantee of one of the Company's directors. At December 31, 1995, approximately $1,600,000 was outstanding under this facility. This facility was repaid in full with proceeds from the Initial Public Offering.

     In connection with the Company's October 1996 acquisition of Micro Sports, the Company assumed a $700,000 non-interest bearing note payable, of which $200,000 was due in December 1996 and remains unpaid to date, to International Business Machines Corporation. The note is due and payable in full on October 1, 1997.

     In late March 1997, the bank informed the Company that it would not renew the $1.5 million line of credit, which is collateralized by substantially all of the Company's assets and expired on March 31, 1997, and that the Company was in violation of a covenant requiring a minimum level of tangible net worth. The Company immediately began discussions with the bank to obtain a limited extension of the line of credit and simultaneously began discussions with other banks to obtain a replacement line of credit. In April 1997, the bank agreed in principle not to exercise its remedies under the line of credit until July 15, 1997 in order to allow the Company an opportunity to arrange for a new line of credit. Under such agreement in principle, the Company will be required to make principal payments of $50,000 on the date the parties execute a definitive agreement, $50,000 on each of May 15, 1997 and June 15, 1997, and all remaining amounts outstanding under the line of credit on July 15, 1997.

         Also, in April 1997, the Company accepted a commitment letter from another bank that has agreed to provide a $1.5 million line of credit to replace the Company's expired line of credit. Receipt of funds under the new line of credit, however, is subject to negotiation and execution of definitive documentation. While the Company expects to finalize such documentation and receive such funds shortly, in the event it is unable to do so and cannot obtain alternative financing by July 15, 1997, the bank that provided the expired line of credit could declare an event of default and exercise its rights as a secured lender, including taking control of the Company's assets.

     Long-term debt obligations as of December 31, 1995 and 1996 consist of the following:


                                                                                                1995               1996
                                                                                           ---------------    --------------
Third party:
Bank term loan, interest only until June 30, 1996 at the bank's prime rate plus
     1%. Principal payable thereafter in 24 monthly installments of $10,000 plus interest at the bank's prime rate (8 1/4% at December 31, 1996) plus 2%
     through June 30, 1997, and at the bank's prime rate plus 3% thereafter with a balloon payment due
     June, 1998.......................................................................            $475,000        $  415,000
Equipment loans payable in monthly installments, including interest at
     10.125%, due 1999 (Notes are collateralized by certain equipment) ...............            $105,530            71,592
Vendor notes payable at various interest rates ranging from 7.5% to 10%
     due March 1996 and 1997 .........................................................             118,379            35,760
Delaware Economic Development Authority Loan, payable monthly,
     including interest at 4.8%, due September 1996 ..................................              59,231           --
Capitalized leases for equipment payable in monthly installments
     through May 2000.................................................................              57,187           285,604
Bank term loans payable in monthly installments plus interest at the bank's
     prime rate (10.25% at December 31, 1996) plus 2%, due February 1999..............              61,621           --
                                                                                           ---------------    --------------
                                                                                                   876,948           807,956
Related party:
Seller notes payable from acquired businesses at 10% interest, due
     October 1996 and January 1997 ...................................................             131,783            50,000
Notes payable for covenant not to compete including interest at 8%,
     due January 2002 ................................................................             177,812           153,755
Interactive Multimedia partnership notes payable, due March 1998 .....................             187,820           --
Notes payable with certain shareholders and a Director at 7% interest,
     due April 1998 ..................................................................              36,769           --
                                                                                           ---------------    --------------
                                                                                                 1,411,132         1,011,711
Less current portion .................................................................             391,530           338,626
                                                                                           ---------------    --------------
                                                                                                $1,019,602         $ 673,085
                                                                                           ===============    ==============

     The bank term loan with a balance of $415,000 at December 31, 1996 is guaranteed by three Directors and two stockholders.

     In the event of default, resulting from a material adverse change in the financial condition of the Company or failure to make payment of interest or principal, the seller notes, which include both principal and interest, may be converted into Common Stock of the Company at a rate of $2.08 per share. In March 1997, the shareholder converted this note payable plus accrued interest into 24,070 shares of Common Stock.

     In February 1996, the Company raised $800,000 through the sale of bridge units, consisting of (i) bridge notes due upon the earlier of the consummation of a public stock offering by the Company or 12 months from the date of issuance and (ii) bridge warrants to acquire 160,000 shares of Common Stock. The Bridge Notes were repaid upon the closing of the Company's Initial Public Offering in May 1996. The Company incurred an extraordinary pre-tax charge to earnings in 1996 of approximately $250,000 relating to deemed interest and deferred financing costs resulting from the early repayment of this debt.

     In March 1995, the Company borrowed $212,500 from Interactive Multimedia Partnership whose general partners include an officer of the Company and three stockholders. In April 1995, the Company borrowed $50,000 from certain stockholders and a Director of the Company. The loans were repaid early at a premium of approximately $90,000 during 1996 which has been recorded as an extraordinary expense.

     Aggregate maturities for long-term debt, excluding capital leases, as of December 31, 1996 for each of the next five years, is as follows:


        Year ended
        December 31
---------------------------
           1997                                      $   261,402
           1998                                          178,045
           1999                                          162,728
           2000                                           88,093
           2001                                           35,839
           Thereafter                                       --
                                                    ------------
                                                       $ 726,107
                                                    ============


6. STOCKHOLDERS' EQUITY:

PREFERRED STOCK:

     Under the Company's Articles of Incorporation, the Board of Directors is authorized to issue 1,000,000 shares of preferred stock, $.01 par value. As of December 31, 1996, no shares of preferred stock were outstanding.

COMMON STOCK:

     On September 15, 1995, the Board of Directors amended the Company's articles of incorporation to increase the number of authorized shares of Common Stock from 100,000 shares to 3,000,000 shares and authorized a 100-for-1 stock split. On March 1, 1996, the Board of Directors amended the Company's articles of incorporation to increase the number of authorized common shares from 3,000,000 to 10,000,000 shares and authorized a stock split of approximately
1.32 for 1. Stockholders' equity has been restated to give retroactive recognition to the stock split in all periods. In addition, all references in the financial statements to number of shares, per share amounts and stock option data have been restated to reflect such stock splits.

     On May 23, 1996, the Company completed a public offering of 1,173,000 shares of Common Stock for $5.70 per share. Net proceeds of $4,999,287 from the Initial Public Offering were net of offering costs payable by the Company of approximately $929,000. Other stock issuances include 48,092 shares of Common Stock issued to an investor for $200,000 and 5,489 shares of Common Stock issued upon the exercise of warrants totalling $10,000.

STOCK OPTIONS:

     The 1996 Equity Compensation Plan (the "Plan") permits the issuance of up to 410,000 qualified and nonqualified stock options, stock appreciation rights and grants of restricted stock. Options granted under the Plan will expire no later than 10 years from their grant dates. During 1996, the Company granted options to purchase 103,000 shares of Common Stock pursuant to the Plan to employees, which options vest ratably over a period of three years from the date of grant. As of December 31, 1996, the range of exercise prices for options outstanding was 358,931 options at $2.08 to $2.84 and 103,000 options at $6.56 to $6.81. The weighted average remaining contractual life is approximately 9 years. Of the outstanding options, 125,639 were issued prior to the adoption of the Plan. These options will expire on various dates through 2000.

     Effective January 1, 1996 the Company adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company continues to use the accounting method under APB Opinion No. 25 (APB 25) and related interpretations for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma disclosure, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of the statement.

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively; option forfeiture of 0%; risk free interest rates of 7.8% and 6.3%; no dividends; volatility factors of the expected market price of the Company's Common Stock of 24.5%; and a weighted average expected life of the options of three years.

     For purposes of pro forma disclosures the estimated fair value of the options ($157,409 for the 1995 grant and $196,772 for the 1996 grant) is amortized to expense over the options' vesting period. The initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of the amortization of multiple awards would be reflected in the pro forma disclosures. The Company's pro forma information follows:


                                                     For the years ended
                                               December 31,       December 31,
                                               ------------       ------------
                                                   1995               1996
                                               ------------       ------------

Net income (loss)............................   $  99,089        $(5,582,614)
Estimated pro forma compensation expense
  from stock options.........................
1995 grant...................................     157,409                --
1996 grant...................................        --              196,772
Pro forma net loss...........................    $(58,320)       $(5,779,386)
                                                 =========       ============

Pro forma loss per share.....................  $    (0.02)       $     (1.61)
                                               ===========       ============

         A summary of the Company's stock option activity, and related information is as follows:


                                                          1995                               1996
                                                          ----                               ----
                                                                 Weighted                           Weighted
                                                                 average                            average
                                                 Shares       exercise price       Shares        exercise price
                                                 ------       --------------       ------        --------------
Options outstanding beginning of year.......... 125,639            $1.55           358,931            $2.29
Options granted................................ 233,292             2.68           103,000             6.62
Options exercised..............................    --               --                --               --
Options forfeited..............................    --               --                --               --
                                                -------                            -------
Options outstanding end of year................ 358,931            $2.29           461,931            $3.26

Exercisable at end of year..................... 358,931            $2.29           383,931            $2.47
Stock options available for future issuance....     --                             307,000


WARRANTS:

         As of December 31, 1996, the Company had outstanding warrants (issued to a stockholder in 1994 concurrent with a stock issuance), to purchase 89,931 shares of the Company's Common Stock at $1.68 per share which expire in December 1997.

         In connection with the Company's Initial Public Offering, the Company issued 1,173,000 units, each consisting of one share of Common Stock and one warrant to purchase Common Stock (the "Warrants") at an initial exercise price of $6.27 per share, or 110% of the initial public offering price ($5.70). The Warrants are exercisable at any time on or before May 23, 1999. The Warrants are redeemable at the Company's option, in whole but not in part, at a price of $.10 per Warrant at any time if the last sale price of the Common Stock exceeds 140% of the initial public offering price for not fewer than 10 of 15 consecutive trading days.

         Also in connection with the Initial Public Offering, the Company issued to the underwriter for the Initial Public Offering warrants (the "Underwriter Warrants") to purchase up to 102,000 shares of Common Stock and/or 102,000 warrants at an initial exercise price of $7.41 per share.

7. LEASES

         The Company leases certain of its operating facilities and equipment under non-cancelable leases expiring at various dates through 2001. At December 31, 1996, aggregate minimum lease commitments are as follows:


                                                                 Capital          Operating
1997                                                            $119,996           $227,802
1998                                                             102,279            227,487
1999                                                              79,061            223,321
2000                                                              54,085            181,654
2001                                                              21,609             92,252
                                                              ----------         ----------
Minimum lease payments                                          $377,030           $952,516
                                                                ========           ========

Less amount representing interest                                 91,426


                  Present value of minimum lease payments        285,604
                  Less current portion                            78,797
                                                                --------
                                                                $206,807
                                                                ========

         Rent expense as a result of operating leases amounted to approximately $184,000 and $177,000 for 1995 and 1996, respectively.

8. INCOME TAXES:

         The benefit for income taxes consists of the following


                                                    1995                1996
                                                    ----                ----
Deferred federal income tax...........           $(14,600)             $14,600
Deferred state income tax.............             (1,700)               1,700
                                                 ---------             -------
                                                 $(16,300)             $16,300
                                                 =========             =======

        The reconciliation of income taxes at the U.S. statutory rate to the benefit for income taxes for 1995 and 1996 is as follows:


                                                    1995                1996
                                                    ----                ----
U.S. Federal statutory rate ................      $ 38,437        $(1,776,844)
State income taxes net of federal benefit...        11,260           (337,000)
Nondeductible expenses......................         4,267              39,000
Impact on deferred for change in tax rate...                            28,319
Changes in valuation allowance..............            --           2,062,825
Effect of deferred income taxes due to
 change in tax status.......................      (70,264)                 --
                                                  --------       ------------
(Benefit) Provision for income taxes........     $(16,300)       $      16,300
                                                 =========       =============

         The tax effects on temporary differences which comprise the deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows:


                                                   1995                1996
                                                   ----                ----
Deferred tax assets:
Net Operating Losses ....................      $                  $ 1,816,525
Accounts receivables.....................         182,100             184,000
Inventory................................          24,300              48,500
Deferred revenue.........................              --              40,000
Accrued expense..........................              --              29,700
Goodwill.................................              --              27,400
Other....................................           1,900                  --

Total gross deferred tax assets..........         208,300           2,146,125
   Less: valuation allowance                          --            2,062,825
                                              -----------        ------------
     Net deferred tax assets.............         208,300              83,300
Deferred tax liabilities:
Capitalized software.....................         146,000              29,300
Fixed assets.............................          46,000              54,000
                                                  192,000              83,300

Net deferred tax asset...................      $   16,300        $         --
                                               ==========        ============


         The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets pursuant to SFAS No. 109. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of this valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

         At December 31, 1996, the Company had net operating loss carry forwards of approximately $4,299,870 for federal tax purposes expiring in 2011. The net operating loss carry forwards for state tax purposes is approximately $477,763 and expires in 2000. These carry forwards may be applied as a reduction to future taxable income of the Company, if any.

9. RELATED PARTY TRANSACTIONS:

         In connection with a consulting agreement with an employee-director for obtaining and managing a printing customer, in June 1995, the Company issued 30,057 shares of stock valued at $62,500 and paid a consulting fee of $64,500. As a result, the Company has deferred the expenses of the consulting agreement over the three-year life of the contract. The unamortized portion of $88,000 and $57,000 is included in other assets at December 31, 1995 and 1996, respectively. The employee-director has agreed that if he terminates his relationship with the Company during the three-year period of the contract he will remit on a pro-rata basis any unearned compensation.

         At December 31, 1995 and 1996, respectively, there was $69,930 and $36,000 due from stockholders for outstanding advances. As there are no definitive repayment terms, this amount has been classified as a reduction of stockholders' equity.

         As part of the Company's acquisition of APBA, in January 1995, the Company entered into a ten-year operating lease with one of the Company's officers for the facility housing APBA. In accordance with this lease, the Company paid rent of approximately $53,000 and $84,000 in 1995 and 1996, respectively.

         During 1995, the Company entered into certain debt agreements aggregating approximately $212,500 with a limited partnership. Total related party royalty expense pertaining to the limited partnership was $51,884 for the year ended December 31, 1995. An officer of the Company is a shareholder in the corporate general partner of the partnership. In addition, certain stockholders of the Company are limited partners in said partnership. During 1995, the Company also entered into debt agreements aggregating $50,000 with certain stockholders and a director. At December 31, 1995, approximately $225,000 was outstanding and included in the Company's long-term debt obligations. During 1996, the Company repaid these loans in full at an additional premium of $90,435 to compensate the noteholders for relinquishing future royalty rights to certain products in development. This early extinguishment of debt resulted in an extraordinary expense of $90,435 (see Note 5).

         The Company's former general counsel is a stockholder of the Company. Fees incurred by the Company to such person totaled approximately $36,000 in 1995, of which $25,000 was satisfied by issuing 8,817 shares of Common Stock in October 1995.

10. COMMITMENTS AND CONTINGENCIES:

         Certain licenses and development agreements require advance royalty payments by the Company that could aggregate up to $304,000 over a period of years as certain milestones are achieved.

         In connection with the APBA acquisition, the Company entered into a 15-year employment contract with one employee with compensation payable at $80,000 per year.

         On March 1, 1996, one officer and one former officer of the Company entered into employment agreements with aggregate base compensation of approximately $690,000 payable over the next three years.

         On October 24, 1996, the Company entered into employment agreements with two employees with aggregate base compensation of approximately $462,000 payable over the next three years.

         In December 1996, the Company filed a Demand for Arbitration with the American Arbitration Association against a software developer, with which the Company had contracted for the development of four sports software games, but which were never delivered by the developer. The Company has alleged breach of contract against the developer and is seeking lost profits and expenses in excess of $1,000,000. The developer has filed a response to the Demand for Arbitration stating that the Company abandoned the contract and alleging a counterclaim against the Company for an unspecified amount of royalties. The Company has denied the allegations of the counterclaim and believes it has valid defenses to such counterclaim.

         In December 1996, the Company, its Chief Executive Officer and former President were sued in the District Court of Delaware by a former employee, for compensation allegedly owed to the employee under an employment contract. The Company had terminated the employee for "Cause" as defined in his employment contract. The Company is defending the action on the ground that the employee committed offenses that entitled the Company to terminate his employment and therefore no further compensation is owed. The Company has filed an answer in which it denies liability to the employee and a counterclaim for failure to return office furniture and a computer system and related equipment owned by the Company. Under the Company's Bylaws, the Company is obligated to indemnify the officers and directors of the Company for liabilities and expenses incurred in connection with actions taken in such capacities, subject to certain exceptions. Accordingly, the Company will indemnify the officers for any expenses they may incur arising out of this action.

         Certain claims and litigation have arisen against the Company in the ordinary course of its business. The Company believes that all claims and lawsuits against the Company are without merit, and the Company intends to vigorously contest such disputes. In the opinion of management, the likelihood of a materially adverse outcome in such disputes is remote and the outcome of such disputes will not have a material adverse effect, if any, on its financial position, results of operations or liquidity, as reported in these financial statements. However, depending on the amount and timing of any unfavorable resolution of these matters, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

11. BUSINESS SEGMENT INFORMATION:

         The Company and its subsidiaries operate principally in two industries: multimedia products and printing services. Multimedia products include the operations of APBA, Able Soft and Rabbit Ears which are engaged in the development and distribution of sports game simulation and other software and family/children entertainment products. Printing services include the operations of FoxFire, which provides commercial printing, graphic design and manufacturing services to software and non-computer software companies. The following table sets forth certain financial information regarding the Company's multimedia products and printing services:


                                                     1995              1996
                                                     ----              ----
Net sales
Multimedia Products...........................      3,602,025        2,618,299
Printing Services.............................      1,408,131        1,468,738
Consolidated..................................      5,010,156        4,087,037
Operating Profits (Losses)
Multimedia Products...........................        361,160       (3,775,426)
Printing Services.............................       (12,866)       (1,192,770)
Consolidated..................................        348,294       (4,968,196)
Identifiable Assets
Multimedia Products...........................      4,646,061        6,540,810
Printing Services.............................        728,478          809,533
Consolidated..................................      5,374,539        7,350,343
Depreciation Expense
Multimedia Products...........................         76,012           53,493
Printing Services.............................         17,071           39,445
Consolidated..................................         93,083           92,938
Capital Expenditures
Multimedia Products...........................        147,129          117,951
Printing Services.............................         73,646          261,872
Consolidated..................................        220,775          379,823

12. SUBSEQUENT EVENTS

         On February 18, 1997, the Company acquired all of the assets and agreed to assume certain of the liabilities of Rabbit Ears Productions, Inc. ("Rabbit Ears"). Rabbit Ears is a Philadelphia-based entertainment company known for its line of children's literature-related products. In consideration for the purchase of such assets and assumption of such liabilities, the Company issued 268,097 shares of the Company's Common Stock. In addition, the Company issued to the shareholder of Rabbit Ears(R) options to purchase 125,000 shares of Common Stock at an exercise price of $7.46 per share (the "First Options") and options to purchase 125,000 shares of Common Stock at an exercise price of $8.95 per share (the "Second Options"). The First Options are exercisable through February 16, 1999. The Second Options are exercisable through February 16, 2000. The First and Second Options are redeemable by the Company, at $.01 per share, at any time after the last sale price of the Common Stock exceeds $10.44 per share and $12.53 per share, respectively, for not fewer than 15 consecutive trading days.

         On March 18, 1997, the Company's Board of Directors approved the disposition of the Company's commercial printing business to the Company's former President and Chief Operating Officer. Completion of the transaction is subject to the negotiation and execution of definitive documentation and other closing documents and satisfaction of certain closing conditions. The Company does not anticipate a loss from this disposition.

         On March 19, 1997, the Company commenced negotiating the issuance and sale to an institutional investor of $1,000,000 principal amount of convertible subordinated secured debentures and warrants to purchase 85,000 shares of Common Stock for aggregate consideration of $1,000,000. Completion of the transaction, however, is conditioned on the Company obtaining a new line of credit on terms acceptable to the investor. Accordingly, there is no assurance that this transaction will be completed.

         On March 24, 1997, the Company announced it had entered into a letter of intent to acquire KidSoft, a California-based distributor and publisher of children's multimedia software products. The letter of intent calls for the Company to issue 1,629,630 shares of Common Stock to the shareholders of KidSoft. In addition, the Company shall grant warrants to purchase 100,000 shares of Common Stock. In connection with the acquisition, certain shareholders of KidSoft have agreed, subject to certain conditions, to purchase in a private placement up to $2,000,000 of Common Stock. Consummation of the KidSoft acquisition is subject to completion of a satisfactory due diligence review by each party, negotiation and execution of definitive documentation and other customary closing documents, approval of the respective boards of directors of each party and satisfaction of other closing conditions.

         On April 6, 1997, the Company received a proposal from an investment banking firm under which such firm would act as placement agent to offer on a best efforts basis up to $2,000,000 of convertible preferred stock of the Company. The Company intends to proceed with such an offering; however, as a practical matter, completion of the offering is contingent upon the Company obtaining a new credit facility on terms that the placement agent believes would be acceptable to investors. The offering would be made on a best efforts basis, and therefore, even assuming the Company obtains a new credit facility, there can be no assurance that the offering will be successful.

         On April 15, 1997, the Company accepted a commitment letter from a bank that has agreed to provide a line of credit sufficient to repay all amounts outstanding under the Company's existing line of credit. Receipt of funds under the new line of credit, however, is subject to the negotiation and execution of definitive documentation. See Note 5.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, Commonwealth of Pennsylvania on April 18, 1997.

                               MICROLEAGUE MULTIMEDIA, INC.


                               By: /s/ Neil B. Swartz
                                   ---------------------------------------------
                                   Neil B. Swartz, Chairman, Chief Executive
                                   Officer and Director

                             -----------------------


         In accordance with the Securities Exchange Act of 1934, this Report has been duly signed on April 18, 1997 by the following persons in the capacities indicated.


            Name                         Title
            ----                         -----



/s/ Neil B. Swartz                Chairman, Chief Executive Officer and Director
---------------------------
Neil B. Swartz


/s/ Ruly R. Carpenter, III        Director
---------------------------
Ruly R. Carpenter, III


/s/ Donald Gleklen                Director
---------------------------
Donald Gleklen


/s/ W. Thacher Longstreth         Director
---------------------------
W. Thacher Longstreth


/s/ Carl Shaifer                  Director
---------------------------
Carl Shaifer


/s/ Wayne Weisman                 Director
---------------------------
Wayne Weisman


/s/ Peter R. Flanagan             Vice President and Chief Financial Officer
---------------------------
Peter R. Flanagan                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
-----------

3.1                        Amended and Restated Bylaws

11.1                       Statement re: Computation of Per Share Earnings

21.1                       List of Subsidiaries

27.1                       Financial Data Schedules