Form 10KSB/A
period 1996-12-31
MICROLEAGUE MULTIMEDIA INC
filed 1997-04-30
CIK 1010395

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[ X ] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from          to
                               --------   --------
Commission file number       1-11743


                          MICROLEAGUE MULTIMEDIA, INC.
------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)


           Pennsylvania                              23-2563090
------------------------------------    -------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 1001 Millersville Road, Lancaster, PA                              17604
-----------------------------------------                         ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (717) 872-6567
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


           Securities registered pursuant to Section 12(b) of the Act:

                                              Name on Each Exchange
   Title of Each Class                         on Which Registered
   -------------------                       -----------------------


-----------------------------         -----------------------------------

-----------------------------         -----------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
------------------------------------------------------------------------------
                                (Title of Class)


                       Warrants to purchase Common Stock
------------------------------------------------------------------------------
                                (Title of Class)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES         NO   X
    ----       ----
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

         State the Issuer's revenues for its most recent fiscal year. $4,087,037


         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,283,359 based on the closing price of such voting stock as reported on the National Association of Securities Dealers SmallCap System on April 25, 1997.


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,544,670 as of April 25, 1997.

         The undersigned Registrant hereby amends Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto.

                          MICROLEAGUE MULTIMEDIA, INC.

                                  Form 10-KSB/A

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART III
--------

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act...................................................................  1

Item 10.   Executive Compensation.................................................................................  3

Item 11.   Security Ownership of Certain Beneficial Owners and Management.........................................  4

Item 12.   Certain Relationships and Related Transactions.........................................................  5

Item 13.   Exhibits, List  and Reports on Form 8-K................................................................  8


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The executive officers and Directors of the Company are as follows:

Name                             Age              Positions with the Company
-----                            ---              ---------------------------
Neil B. Swartz                   35               Chairman of the Board, Chief Executive Officer and Director

Ruly R. Carpenter III            56               Director

Donald Gleklen                   60               Director

Michael Golden                   53               Director

W. Thacher Longstreth            76               Director

Carl Shaifer                     65               Director


Wayne Weisman                    41               Director


Frederick H. Light               51               Executive Vice President

Peter Flanagan                   30               Vice President and Chief Financial Officer

David Holt                       40               Senior Vice President of Development


         The Company's Directors are divided into three classes with one class being elected by the shareholders each year. The terms of the current Directors will expire as follows: Messrs. Swartz and Weisman in 1997, Messrs. Shaifer, Golden and Carpenter in 1998 and Messrs. Longstreth and Gleklen in 1999. There are no family relationships between any of the Directors or executive officers of the Company.

         Mr. Swartz has served as Chief Executive Officer and as a Director of the Company since August 1989. Mr. Swartz served as President of the Company from 1989 through 1994 and has served as Chairman of the Company since 1994. From 1987 to 1989, Mr. Swartz served as President and Chief Executive Officer of Progressive Office Services, Inc., an accounting leasing firm which he founded in 1987. Prior to 1987, Mr. Swartz served as an accountant with Arthur Andersen and Peat Marwick & Mitchell. Mr. Swartz received a B.S. degree from
Northeastern University and he is a member of the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants.

         Mr. Carpenter, III has been a Director of the Company since 1989. Mr. Carpenter is the former President and majority owner of the Philadelphia Phillies including the 1980 World Champion team. Since 1989 Mr. Carpenter has been a private investor. Mr. Carpenter currently serves as a director of the University of Delaware Board of Trustees.

         Mr. Gleklen has been a Director of the Company since 1994. Since 1994, he has been the President of Jocard Financial Services, Inc., a private merchant banking firm. Mr. Gleklen was the Managing Partner of Brobyn Capital Partners, a venture capital firm, during 1994. From 1985 to 1994, Mr. Gleklen was the Senior Vice President of Corporate Development of MEDIQ, Inc. Mr. Gleklen received his B.A. degree from Cornell University in 1958 and received his J.D. degree from Columbia University School of Law in 1963. Mr. Gleklen currently serves as a director of Lason Inc., Nutramax Products, Inc., New West Eyeworks, Inc. and Gandalf Technologies, Inc.

         Mr. Golden has been a Director of the Company since April 1997. Mr. Golden has served as Chairman and Chief Executive Officer of First Colonial Securities Group, Inc. ("First Colonial") since 1989. Mr. Golden holds a B.A. degree from Temple University. Mr. Golden currently serves as a director of Carnegie Bank.

         Mr. Longstreth has been a Director of the Company since 1989. Since 1984, Mr. Longstreth has served as a Philadelphia City Councilman. Mr. Longstreth was President of the Philadelphia Chamber of Commerce from 1964 to 1983. Mr. Longstreth currently serves as director emeritus of Tasty Baking Company, Inc., and as a director of Delaware Group of Funds and HealthCare Services Group, Inc.

         Mr. Shaifer has been a Director of the Company since 1989 and was an employee of the Company from 1994 until October 1996. Mr. Shaifer served as President of The Winchell Company of Philadelphia from 1972 to 1985 and as Chairman from 1985 to 1994. Mr. Shaifer received his A.B. degree from Princeton University and his MBA from the Wharton Graduate Division of the University of Pennsylvania.

         Mr. Weisman has been a Director of the Company since March 1997. Mr. Weisman has served as Managing Director of SCP Private Equity Partners, L.P., a private equity fund sponsored by Safeguard Scientifics, Inc. since August 1996. Mr. Weisman also serves as Managing Director of Churchill Investment Partners, Inc. and as Vice President and Director of CIP Capital Management, Inc. From 1992 to 1994, Mr. Weisman served as Executive Vice President of Affinity Biotech, Inc., a healthcare technology company. Mr. Weisman received his B.A. degree from the University of Pennsylvania in 1978 and a J.D. degree from University of Michigan Law School in 1982.


         Mr. Light has been Executive Vice President of the Company since March 1997. Prior thereto, Mr. Light served the Company as Vice President from January 1995 until April 1996 and as Senior Vice President from April 1996 until March 1997. Prior to joining the Company Mr. Light was president and owner of APBA. He served as Executive Vice President of APBA from 1972 until 1992, and served as President from 1992 through 1995. Mr. Light holds a B.A. degree from Ursinus College.


         Mr. Flanagan has been Vice President and Chief Financial Officer of the Company since December 1995. Before joining the Company, he served as Chief Financial Officer and Controller of Seaboard Automotive, Inc. from 1993 to 1995. From 1988 to 1993, Mr. Flanagan was a certified public accountant with Coopers and Lybrand. Mr. Flanagan received his B.S. Degree from Babson College.


         Mr. Holt joined the Company as Senior Vice President of Development in October 1996 in connection with the acquisition of Micro Sports, Inc. ("Micro Sports"). Mr. Holt founded Micro Sports in 1985 and served as President of Micro Sports from 1985 until October 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, Directors and greater than ten percent owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms received by it, the Company believes that, during the fiscal year ended December 31, 1996, its officers, Directors and greater than ten percent owners complied with all applicable filing requirements.


Item 10. Executive Compensation

         The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation received by Neil
B. Swartz, the Chairman and Chief Executive Officer of the Company, and John Ferretti, former President, Chief Operating Officer and Secretary of the Company, during the fiscal year ended December 31, 1996 and for each of the fiscal years ended December 31, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE


                                                 Annual Compensation                  Long-Term Compensation
                                   ----------------------------------------------------------------------------
             (a)                     (b)         (c)       (d)          (e)                     (g)

                                                                       Other                Securities
          Name and                 Fiscal                             Annual                Underlying
         Principal Position(2)      Year       Salary     Bonus    Compensation            Options/SARs
---------------------------------------------------------------------------------------------------------------
Neil B. Swartz                      1996     $140,000    $36,000  $5,136 (3)
Chairman and Chief                  1995       80,755
Executive Officer                   1994       52,801                                       59,513 (4)

John Ferretti (5)                   1996       90,000     21,000   6,488 (3)
(former President, Chief            1995       80,755
Operating Officer and Secretary)    1994       21,915

--------------

1 Pursuant to SEC rules, columns (f), (h) and (i) have been omitted because neither of the named executive officers received such form of compensation for the periods reported.

2 No executive officer of the Company other than Mr. Swartz and Mr. Ferretti earned in excess of $100,000 during 1996.

3    Represents an automobile allowance paid to such executive in 1996.

4 Consists of presently exercisable options to purchase 59,513 shares of Common Stock at an exercise price of $1.55 per share expiring July 1, 2000.

5 Mr. Ferretti resigned as President, Chief Operating Officer and Secretary, and as a Director, in March 1997.

Employment Agreements

         Effective as of January 1, 1996, the Company entered into employment agreements with Neil Swartz and John Ferretti, both for a three year term, pursuant to which Mr. Swartz serves as Chairman of the Board of Directors and Chief Executive Officer of the Company and Mr. Ferretti, prior to his March 1997 resignation, served as President, Chief Operating Officer and Secretary. Compensation payable to Mr. Swartz is $140,000 annually while Mr. Ferretti was paid $90,000 on the same terms. Subject to Board approval, Mr. Swartz is eligible to receive a bonus of up to one-half of his annual salary payable no later than April 15 of any calendar year. There are no objective criteria specified in Mr. Swartz's employment agreement with regard to the determination of the amount, if any, of bonus to be paid. The amount of any bonus to be paid will be at the discretion of the Board of Directors. In March 1997, Mr. Ferretti resigned as President, Chief Operating Office and Secretary of the Company, and as a Director. He continues to manage the Company's printing operations. See "Certain Relationships and Related Transactions."

Compensation of Directors

         Members of the Company's Board of Directors receive no compensation for their service on the Company's Board of Directors. At the Company's 1997 Annual Meeting of Shareholders scheduled for July 1997, the Company intends to request shareholder approval for a Directors' Stock Option Plan. If approved, members of the Board of Directors will be compensated through option grants pursuant to such plan.

         Mr. Gleklen, a member of the Company's Board of Directors, provides certain consulting services to the Company and its management. For such services, Mr. Gleklen receives $2,500 per month.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the date of this Report, the number of shares of Common Stock beneficially owned: (i) by each Director of the Company, (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (iii) the Chief Executive Officer of the Company, and (iv) all of the Company's executive officers and Directors as a group.


                                                       Amount and Nature of                   Percentage of
Name and Address of Beneficial Owner (1)             Beneficial Ownership (3)           Outstanding Shares Owned
----------------------------------------             ------------------------           ------------------------

Neil B. Swartz (2)..........................                   628,196                             13.64%
Ruly R. Carpenter, III......................                   596,140                             13.11%
W. Thacher Longstreth (3)...................                   395,301                              8.65%
Melanie Hopkins (4).........................                   395,301                              8.65%
Carl Shaifer (5)............................                   369,226                              7.98%
Kathryn G. Shaifer (6)......................                   369,226                              7.98%
John Ferretti (7)...........................                   277,200                              6.01%
Wayne Weisman (8)...........................                   282,020                              6.03%
Donald Gleklen (9)..........................                   163,992                              3.52%
Michael Golden (10).........................                    86,500                              1.87%
M.S. Investments Holdings, Ltd. (11)........                   308,882                              6.80%
All executive officers and Directors as a
  group (10 persons) (12) (2) (3) (5) (8) (9)                2,694,735                             53.32%


----------
*Less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Amendment No. 1 to Annual Report on Form 10-KSB have been exercised. The address for Neil B. Swartz, John Ferretti, Kathryn G. Shaifer and Carl Shaifer is 750 Dawson Drive, Road, Delaware Industrial Park, Newark, Delaware 17604. The address for Ruly R. Carpenter, III is Powder Mill Square, Suite 204, 3844 Kennett Pike, Greenville, Delaware 19807. The address for W. Thacher Longstreth is City Hall, Room 594, Philadelphia, Pennsylvania 19107.

     The address for Melanie Hopkins is 1108 Rittenhouse, 210 West Rittenhouse Square, Philadelphia, Pennsylvania 19103. The address for Wayne Weisman is c/o CIP Capital LP, 435 Devon Park Drive, Building 200, Wayne, PA 19087. The address for Donald Gleklen is c/o Jocard Financial Services, 980 Jolly Road, Blue Bell, Pennsylvania 19422. The address for Michael Golden is 17151 Mandy Lynn Court, Boca Raton, FL 33496. The address for M. S. Investments Holdings, Ltd. is 4/F, Galuxe Building, 8-10 On Lan Street, Central, Hong Kong.

(2) Includes 59,513 shares of Common Stock issuable upon the exercise of option at a price of $1.55 per share.

(3) The amount shown for Mr. Longstreth includes (a) 370,173 shares owned by Mr. Longstreth and Ms. Hopkins as joint tenants with rights of survivorship ("JTWRS") and (b) 25,128 shares of Common Stock issuable upon the exercise of options at a price of $2.84 per share.

(4) The amount shown for Ms. Hopkins includes (a) 370,173 shares, referred to above in footnote 3, and owned by Mr. Longstreth and Ms. Hopkins as JTWRS and (b) 25,128 shares of Common Stock issuable upon the exercise of options at a price of $2.84 per share.

(5) Includes (a) 79,351 shares of Common Stock issuable upon the exercise of options at a price of $2.84 per share and (b) 209,787 shares, referred to below in footnote 6, and owned by Mr. Shaifer's wife.


(6) Includes (a) 79,351 shares of Common Stock issuable upon the exercise of options at a price of $2.84 per share, referred to above in footnote 5, and owned by Ms. Shaifer's husband and (b) 80,088 shares of Common Stock owned by Ms. Shaifer's husband.


(7) Includes 66,126 shares of Common Stock issuable upon the exercise of options at a price of $1.55 per share.


(8) Consists of (a) 145,936 shares of Common Stock, (b) 68,042 shares of Common Stock issuable upon the exercise of options at a price of $7.46 per share and (c) 68,042 shares of Common Stock issuable upon exercise of options at a price of $8.95 per share. All of such securities are held by CIP Capital L.P. Mr. Weisman is a shareholder of one of the limited partners of CIP Capital L.P. Mr. Weisman disclaims beneficial ownership of such securities.

(9) Includes (a) 29,095 shares of Common Stock issuable upon the exercise of options at a price of $2.84 per share and (b) 89,931 shares of Common Stock issuable upon exercise of warrants exercisable at a price of $1.68 per share.

(10) Includes (a) 33,000 shares of Common Stock issuable upon the exercise of warrants at a price of $7.41 per share and, (b) 2,000 shares of Common Stock issuable upon the exercise of warrants at a price of $6.27 per share and (c) 41,000 shares of Common Stock exercisable upon exercise of warrants to purchase Common Stock at a price of $0.13 per warrant.

(11) Consists of 308,882 shares of Common Stock issued in connection with the Company's acquisition of assets of Micro Sports, Inc.

(12) Includes shares of Common Stock beneficially owned by Mr. Light, an executive officer of the Company.


Item 12. Certain Relationships and Related Transactions

         Set forth below is a description concerning transactions which may not otherwise be described herein by and between the Company and/or its affiliates and other persons or entities affiliated with the Company or its affiliates. The Company is of the view that each of such transactions was on terms no less favorable to the Company than would otherwise have been available to the Company in transactions with unaffiliated third parties, if available at all.

         Effective August 25, 1993, Keith Carpenter, a significant shareholder of the Company, guaranteed a loan to the Company by the Delaware Economic Development Authority in the principal amount of $100,000, payable over three years at a rate of interest of 4.8%. At December 31, 1996, the loan was repaid in full.


         On January 1, 1995, the Company acquired substantially all of the assets and assumed the liabilities of APBA. In the transaction, the Company issued three promissory notes in the principal amounts of $175,000, $100,000 and $37,783, respectively, each convertible upon certain events of default at a rate of $2.08 of principal and accrued interest into one share of Common Stock. These promissory notes were assigned by APBA to Frederick H. Light, Executive Vice President of the Company and sole shareholder of APBA. On March 17, 1995, Mr. Light converted the $175,000 promissory note into 84,112 shares of Common Stock. On February 15, 1996, Mr. Light converted the remaining outstanding balance of the $31,728 promissory note and accrued interest of $3,800 into 17,038 shares of Common Stock. As of April 25, 1996, the remaining outstanding balance on the $100,000 promissory note was $50,000 plus interest, which accrues at 10% per annum. The remaining balance of $50,000 on the note is expected to be converted to Common Stock.


         Simultaneously with the closing of its APBA acquisition, the Company entered into a ten-year lease with APBA for 21,800 square feet of office space. Rent is payable monthly by the Company at a rate of $3,272 per month plus taxes, insurance and utilities. Effective January 1, 1995, the Company received an option to acquire the leased premises at the then mutually agreed fair market value. Also simultaneously with that closing, Mr. Light entered into an employment agreement with the Company for a term of 15 years for an annual salary of $80,000 and a noncompetition agreement for a term of seven years under which the Company pays him consideration of $3,118 per month. See "Executive Compensation-Employment Agreements."


         The Company granted options to purchase 48,140 shares of Common Stock at an exercise price of $2.08 per share to Mr. Light on January 1, 1995 in connection with his employment agreement with the Company. In April 1997, Mr. Light exercised 24,070 of such options. The remaining options expire thirty days after satisfaction of the remaining $50,000 balance on the promissory note discussed above.

         In February 1995, the Company entered into a term loan agreement with PNC Bank for a principal amount of $50,000 at the bank's prime rate of interest plus 2% per annum. The term of the loan is four years and it is guaranteed by John Ferretti and Neil Swartz. At December 31, 1996, $27,083 remained outstanding under this loan agreement.


         In March 1995, Interactive Multimedia Limited Partnership, a Delaware limited partnership (the "Partnership"), loaned the Company $212,500 pursuant to the terms of a promissory note (the "Note"). The general partner of the Partnership is Interactive Multimedia, Inc., a Delaware corporation ("IMI"), in which Neil B. Swartz, the Chairman, Chief Executive Officer and a director of the Company, has a 50% ownership interest. IMI, as the general partner, has a 1% interest in the Partnership, subject to increase up to 75% upon the occurrence of certain events. The Partnership was formed to acquire a 5% ownership interest in the executable code (excluding source code, artwork, computer graphics and statistical analog) of two of the Company's computer software applications, Sports Illustrated presents MicroLeague Baseball Version 6.0 and Blood Bowl (the "Technology Applications"), to grant an exclusive worldwide license to the Company with respect to its ownership interest, and provide short-term debt financing to the Company in an aggregate amount of $212,500. The Partnership was not otherwise involved in the development of the products. To secure the Note, the Company executed a security agreement in favor of the Partnership for the Company's interest in each of the Technology Applications and its worldwide license of the Partnership's interest in each of the Technology Applications. The Note provided for interest at the rate of 7% per annum and a maturity of three years. The Partnership was entitled to royalties equal to 10% of the net cash proceeds from Sports Illustrated presents MicroLeague Baseball Version 6.0 and Blood Bowl, and these royalties were credited against interest payments on the Note. Following the Company's initial public offering ("Public Offering"), the Company repaid the Note in full. The Partnership then applied the proceeds of such repayment to redeem all outstanding Partnership interests, after which the Partnership was dissolved. IMI received no payment for the termination of its interest as the general partner in the Partnership. Carl Shaifer, a director and significant shareholder of the Company, invested $12,500 in the Partnership and thereby acquired a .5% interest in the net cash proceeds from sales of the products. Mr. Shaifer received approximately $15,050 upon the redemption of his interest and the termination of the Partnership.

         In April 1995, the Company entered into an agreement with Mr. Longstreth, a director of the Company and a significant shareholder of the Company, and Ms. Melanie Hopkins, a significant shareholder of the Company pursuant to which the Company borrowed from Mr. Longstreth and Ms. Hopkins $13,000 and $12,000, respectively. The notes evidencing such loans accrue interest at the rate of 7% per annum, and principal and accrued interest is payable in full three years from the date of execution of the notes. The Company agreed to pay Mr. Longstreth and Ms. Hopkins an aggregate of 1% of net cash receipts received by the Company from sales of Sports Illustrated presents MicroLeague Baseball Version 6.0 and Blood Bowl, which amounts will be applied to payment of the notes. Mr. Longstreth and Ms. Hopkins received approximately $13,904 and $12,648, respectively, in connection with the redemption of these notes and the termination of the related royalty interests.

         Early in June 1995, in consideration for obtaining and managing the printing business for the Company from an unaffiliated customer of the Company, the Company paid $127,000 to Carl Shaifer. The payment consisted of $64,500 in cash (of which $12,500 was used to purchase the interest in the Partnership described above) and a promissory note in the principal amount of $62,500. On June 30, 1995, the Company entered into an exchange agreement with Mr. Shaifer in which the Company issued 30,057 shares of Common Stock valued at $2.08 per share to Mr. Shaifer in exchange for the promissory note. Mr. Shaifer has agreed that if he terminates his consulting relationship with the Company during the three-year period of the contract, he will remit on a pro rata basis any unearned compensation.

         In August 1995, the Company granted certain stock options to five individuals, including Donald Gleklen, Carl Shaifer, W. Thacher Longstreth, directors and significant shareholders of the Company, and Melanie Hopkins (another significant shareholder). These options were granted in exchange for guarantees by these individuals of a term note issued by the Company to PNC Bank, N.A. in connection with the acquisition of Ablesoft. An aggregate of 185,152 options were granted proportionally to the amount of debt guaranteed by each individual. Each option entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $2.84 per share for an aggregate exercise price of $525,832. These options will expire in August 2000.

         In December 1995, the Company sold to Carl Shaifer, 77,588 shares of the Company's Common Stock. The Common Stock was sold at an aggregate price of $220,001.

         In May 1996, First Colonial, an investment banking firm which Michael Golden serves as Chairman and Chief Executive Officer, acted as underwriter in connection with the Public Offering of 1,173,000 units, each unit consisting of one share of Common Stock and one Common Stock purchase warrant. In consideration for such services, First Colonial received (i) warrants to purchase up to 102,000 shares of Common Stock and 102,000 redeemable warrants exercisable at a price of $7.41 per share, exercisable over a four year period commencing May 23, 1997 and (ii) an expense allowance equal to three percent of the aggregate proceeds of the Public Offering.

         On March 18, 1997, the Company's Board of Directors approved the disposition of the Company's commercial printing business to John Ferretti, the Company's former President, Chief Operating Officer and a former Director of the Company. Completion of the transaction is subject to the negotiation and execution of definitive documentation and other closing documents and satisfaction of certain closing conditions.

         On April 6, 1997, the Company accepted a proposal from First Colonial, pursuant to which First Colonial has agreed to act as placement agent to offer on a best efforts basis up to $2,000,000 of convertible preferred stock of the Company. As consideration for such services to the Company, First Colonial will be entitled to receive a commission equal to ten percent of the proceeds from such offering and an expense allowance equal to three percent of the proceeds from such offering.



         Historically, the Company has not had a formal mechanism for addressing potential conflicts of interest. However, management of the Company believes that the terms of the related party transactions set forth above are consistent with terms that would have been negotiated in an arms-length transaction with an independent third party. In the future, the Company will not enter into any transactions with officers, directors, five percent or greater shareholders or other affiliates unless the transactions (i) are approved by a majority of its independent directors (or, if there are no independent directors, a majority of disinterested directors), (ii) are for bona fide business purposes, and (iii) are on terms no less favorable to the Company than could be obtained from an independent third party.


Item 13. Exhibits, List and Reports on Form 8-K

                  (a)      Financial Statements:

                           None

                  (b)      Reports on Form 8-K

                           None

                  (c)      Exhibits

                           (21.1)   List of Subsidiaries.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lancaster, Commonwealth of Pennsylvania.



                             MICROLEAGUE MULTIMEDIA, INC.


                             By:  /s/ Neil B. Swartz
                                  -----------------------------------------
                                  Neil B. Swartz, Chairman, Chief Executive
                                  Officer and Director

                                  EXHIBIT INDEX

Exhibit No.
-----------

21.1                       List of Subsidiaries