Form 10QSB
period 1997-03-31
MICROLEAGUE MULTIMEDIA INC
filed 1997-05-15
CIK 1010395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the interim period ended March 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to                        .

Commission File Number   1-11743
                       ------------

                          MICROLEAGUE MULTIMEDIA, INC.
             ------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)



          Pennsylvania                                   23-2563090
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1001 Millersville Road, Lancaster, Pennsylvania 17604
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 872-6567
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes           No   X
             -----        -----
         As of May 1, 1996, the registrant had outstanding 4,568,740 shares of Common Stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one):

         Yes           No   X
             -----        -----

                          MICROLEAGUE MULTIMEDIA, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED MARCH 31, 1997


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements:

Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996....... 3

Consolidated Statements of Operations for the three months ended
    March 31, 1997 and March 31, 1996........................................ 4

Consolidated Statements of Cash Flows for the three months ended
    March 31, 1997 and March 31, 1996........................................ 5

Notes to Consolidated Financial Statements................................... 6


ITEM 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations ........................... 9

PART II.  OTHER INFORMATION..................................................13

ITEM 6. Exhibits and Reports on Form 8-K.....................................13

                          MICROLEAGUE MULTIMEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                            ASSETS            March 31, 1997   December 31, 1996
                                                (unaudited)
                                              ==============   =================
Cash and cash equivalents                      $   27,436         $   22,080
Accounts receivable, less allowance
  for Sales Returns of $430,000 and $460,000    1,137,746            867,915
Inventories                                     1,359,013          1,302,728
Royalty advances                                   91,625            102,100
Prepaid and other current assets                   79,009             83,539
Deferred tax asset                                 80,534             83,300
                                               ----------         ----------
Total Current Assets                            2,775,363          2,461,662
                                               ----------         ----------
Property, plant and equipment, net                895,457            858,290
Capitalized software costs                         63,836             73,251
Goodwill, net                                   3,875,586          1,592,301
Intangible assets                               2,260,414          2,307,710
Other assets                                       50,073             57,129
                                               ----------         ----------
Total assets                                    9,920,729          7,350,343
                                               ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - bank                            2,130,000          1,800,200
Current portion of long-term debt                 438,626            338,626
Accounts payable                                1,888,617          1,488,647
Cash overdraft                                     59,841             73,068
Other accrued liabilities                         833,849            723,232
                                               ----------         ----------
Total current liabilities                       5,350,933          4,423,773
                                               ----------         ----------
Long-term debt                                    683,678            673,085
Deferred tax liability                             80,534             83,300
Commitments and contingencies                          --                 --
Total liabilities                               6,115,145          5,180,158
                                               ----------         ----------
Stockholder's equity:
Common Stock                                       45,628             42,432
Additional Paid-in Capital                     11,777,451          9,618,747
Accumulated deficiency                         (7,981,495)        (7,454,994)
Less: receivable from stockholders                (36,000)           (36,000)
                                               ----------         ----------
Total stockholder's equity                      3,805,584          2,170,185
                                               ----------         ----------
Total liabilities and stockholder's equity     $9,920,729         $7,350,343
                                               ==========         ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                          1997         1996
                                                      (unaudited)  (unaudited)
                                                       ==========  ===========
Net sales                                              $1,190,603  $   814,069
Cost of goods sold                                        404,822      374,370
                                                       ----------  -----------
Gross profit                                              785,781      439,699
Operating expenses:
  Product development                                     354,785       55,001
  Selling                                                 206,699      146,307
  Depreciation and amortization                           172,751      120,986
  General & Administrative                                234,795      255,965
                                                       ----------  -----------
(Loss) from operations                                   (183,249)    (138,560)
Interest expense                                           31,359       45,309
Other income, net                                              --           --
                                                       ----------  -----------
(Loss) from continuing operations before income taxes    (214,608)    (183,869)
Benefit for income taxes, before extraordinary items           --       34,191
                                                       ----------  -----------
(Loss) from continuing operations                        (214,608)    (149,678)
Discontinued operations (Note 4):
  (Loss) from operations of discontinued segment         (312,232)    (221,073)
                                                       ----------  -----------
Net (loss)                                             $ (526,840) $  (370,751)
                                                       ==========  ===========
Net (loss) per common share from continuing
  operations                                           $    (0.05) $     (0.05)
                                                       ==========  ===========

Net (loss) per common share from discontinued
  segment                                              $    (0.07) $     (0.08)
                                                       =========== ===========

Net loss per common share                              $    (0.12) $     (0.13)
                                                       ==========  ===========

Weighted average common shares outstanding              4,372,980    2,937,978
                                                       ==========  ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                        CONSOLIDATED CASH FLOW STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                             1997         1996
                                                         (unaudited) (unaudited)
                                                         =========== ===========
Cash flows used in operating activities:
 Net loss                                               $ (526,840)  $ (370,751)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization                              195,927      140,301
Provision for doubtful accounts                            108,864      170,421
Changes in operating assets and liabilities:
 (Increase) Decrease in accounts receivable               (378,695)     152,513
 (Increase) in inventories                                  (6,285)    (181,888)
 Decrease (increase) in royalty advances                    10,475      (90,621)
 Decrease (increase) in prepaid and other current assets     4,530      (49,849)
 Decrease (increase) in deferred tax assets                  2,766      (94,080)
 (Increase) in other assets                                (26,770)    (275,060)
 Increase in accounts payable                              399,970        4,952
 Decrease in accrued expenses                             (164,044)     (42,722)
 Decrease (increase) in deferred tax liabilities            (2,766)       9,388
                                                        ----------   ----------
Net cash used in operating activities                     (382,868)    (627,396)
                                                        ----------   ----------
Cash flows used in investing activities:
 Purchase of property, plant and equipment                 (13,469)     (85,237)
 Capitalized software costs                                 (8,527)     (41,155)
                                                        ----------   ----------
Net cash used in investing activities                      (21,996)    (126,392)
                                                        ----------   ----------
Cash flows provided by financing activities:
 Payments of receivables by stockholders                        --         (250)
 Net (decrease) in cash overdraft                          (13,227)          --
 Net increase in note payable - bank                       329,800      460,926
 Net borrowings (payments) of long-term debt                43,647      (84,956)
 Issuance of common stock                                   50,000      371,314
                                                        ----------   ----------
Net cash provided by financing activities                  410,220      747,034
                                                        ----------   ----------
Net increase in cash and cash equivalents                    5,356       (6,754)
Cash and cash equivalents, beginning of period              22,080        6,754
                                                        ----------   ----------
Cash and cash equivalents, end of period                    27,436            0
                                                        ----------   ----------

Supplement cash flow disclosures:
Cash paid during the period for interest                    48,886       95,874
                                                        ----------   ----------
Noncash, financing activities:
Conversion of notes payable to common stock                     --       31,783
                                                        ----------   ----------
Capital lease obligations                                   66,946       84,333
                                                        ----------   ----------
Issuance of common stock - acquisition                  $2,111,900           --
                                                        ----------   ----------

                          MICROLEAGUE MULTIMEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of Business:

         MicroLeague Multimedia, Inc. (the "Company") sells its products primarily through software retailers, mail order, wholesale clubs and mass market merchandisers throughout the United States under the brand names MicroLeague Sports, APBA, AbleSoft, Rabbit Ears and General Admission. The Company also provides commercial printing, graphic design and manufacturing services through its printing division, known as FoxFire Printing (see Note 4).

         The unaudited interim financial statements for the Company include the operations of Micro Sports, Inc. ("Micro Sports"), a sports simulation software developer acquired in October 1996 and Rabbit Ears Productions, Inc. ("Rabbit Ears"), a Philadelphia-based entertainment company known for its line of children's literature based products acquired in February 1997 (see Note 2). The financial statements presented herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of these financial statements have been included.

         Certain accounts have been reclassified from the prior year interim period presentation.

2.       Acquisitions

         On February 18, 1997, the Company acquired all of the assets and agreed to assume certain of the liabilities of Rabbit Ears, a Philadelphia-based entertainment company known for its line of children's literature-related products. In consideration for the acquisition, the Company issued 268,097 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). In connection with the acquisition, the Company also granted an aggregate of 15,000 shares of Common Stock to the two founders of Rabbit Ears. In addition, the Company issued to the seller options to purchase 125,000 shares of Common Stock at an exercise price of $7.46 per share (the "First Options") and options to purchase 125,000 shares of Common Stock at an exercise price of $8.95 per share (the "Second Options"). The First Options are exercisable through February 16, 1999. The Second Options are exercisable through February 16, 2000. The First and Second Options are redeemable by the Company, at $0.01 per share, at any time after the last sale price of the Common Stock (as reported by the principal exchange on which the Common Stock is traded) exceeds $10.44 per share and $12.53 per share, respectively, for not fewer than 15 consecutive trading days.

         On March 24, 1997, the Company announced it had entered into a letter of intent to acquire KidSoft, L.L.C. ("KidSoft"), a California-based distributor and publisher of children's multimedia software products. The letter of intent contemplates that the Company will issue an aggregate of up to 1,450,000 shares of Common Stock to the members of KidSoft and grant warrants to purchase 100,000 shares of Common Stock to certain of such members. Consummation of the acquisition of KidSoft is subject to completion of a satisfactory due diligence review by each party, negotiation and execution of definitive documentation and other customary closing documents, approval of the respective boards of directors of each party and satisfaction of other closing conditions.

3.       Inventory

         Inventory, net of valuation allowances, consisted of the following:

                                      March 31, 1997          December 31, 1996
                                      --------------          -----------------

         Raw materials...............      $52,731                  $52,334
         Work-in-process.............       74,601                   63,303
         Finished goods..............    1,231,681                1,187,091
                                        ----------               ----------
              Total.................    $1,359,013               $1,302,728
                                        ==========               ==========

4.       Discontinued Operations

         On March 18, 1997, the Company's Board of Directors approved the disposition of the Company's commercial printing division to the Company's former President and Chief Operating Officer. Completion of the transaction is subject to the negotiation and execution of definitive documentation and other closing documents and satisfaction of certain closing conditions. The Company does not anticipate a loss from this disposition.

         Net sales from the commercial printing division were approximately $564,000 and $318,000 for the quarters ended March 31, 1997 and 1996, respectively. Cost of goods sold for the printing division in such quarters was approximately $528,000 and $281,000, respectively, and aggregate other expenses for this division were $349,000 and $258,000, respectively. As a result, the commercial printing division incurred losses of $312,000 and $221,000 in the first quarter of 1997 and 1996, respectively.

         At March 31, 1997, assets for the commercial printing division included approximately $444,000 in accounts receivable, $380,000 in property, plant and equipment and $53,000 in inventory. At March 31, 1997, liabilities for the commercial printing division included approximately $226,000 in accounts payable, $50,000 in other accrued expenses and $258,000 in long-term debt and capitalized leases.

5.       Earnings Per Share

         Net income per share of Common Stock for the three months ended March 31, 1997 and 1996 is computed based upon the weighted average number of shares of Common Stock outstanding during the applicable period plus the effect of common shares contingently issuable, primarily from the exercise of stock options and warrants.

6.       Stockholders' Equity

         During the second quarter of 1996, the Company completed an initial public offering (the "Initial Public Offering") of 1,173,000 units consisting of one share of Common Stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of Common Stock of the Company at an exercise price of $6.27 at any time through May 23, 1999. Each redeemable warrant is redeemable at the option of the Company at a price of $.10 per redeemable warrant at any time upon not less than 45 days' prior written notice, if the last sale price of the Common Stock exceeds $8.00 for not fewer than 10 of the 15 consecutive trading days ending on the third trading day prior to the date on which the notice of redemption is given.

         In the first quarter of 1997, one of the Company's officers exercised an option to acquire 24,070 shares of Common Stock at a cost of $50,000. Such shares of Common Stock were issued in April 1997.

7.       Subsequent Events

         In late March 1997, the bank providing the Company's $1.5 million line of credit, which is collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a covenant relating to the maintenance of a minimum level of tangible net worth. The Company immediately began discussions with the bank to obtain a limited extension of the line of credit and simultaneously began discussions with other banks to obtain a replacement credit facility. The line of credit expired on March 31, 1997 and all amounts outstanding thereunder became immediately due and payable on that date. On May 1, 1997, the bank agreed not to exercise its remedies under the line of credit until July 15, 1997 in order to allow the Company an opportunity to arrange for a new line of credit. Under such agreement, the Company was required to make a principal payment of $50,000 plus principal payments, if any, that may be required to remain in compliance with an agreed upon borrowing base formula. Additionally, the Company is required to make a principal payment of $50,000 on each of May 15, 1997 and June 15, 1997. All remaining amounts outstanding are due July 15, 1997.

         On April 6, 1997, the Company signed an agreement with an investment banking firm under which such firm will act as placement agent to offer on a best efforts basis up to $2,000,000 of convertible preferred stock of the Company. The offering will be made on a best efforts basis, and therefore, there can be no assurance that the offering will be successful. The Company believes that the success of the offering will depend, in part, on its ability to arrange for a new line of credit.

         On April 15, 1997, the Company accepted a commitment letter from a bank to provide a line of credit sufficient to repay all amounts outstanding under the Company's existing line of credit. Receipt of funds under the new line of credit, however, is subject to the negotiation and execution of definitive documentation. The Company and the bank currently are in the process of negotiating such documentation and the Company believes that the transaction will be completed by the end of May 1997, although there can be no assurance in this regard.

         On April 25, 1997, the Company closed a portion of a transaction pursuant to which the Company agreed to issue and sell to Penn Janney Opportunities Fund, L.P. ("Penn Janney") $1,000,000 aggregate principal amount of convertible subordinated secured debentures and warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $1,000,000. The Company received proceeds from Penn Janney of $200,000 on April 25, 1997 and an additional $300,000 on May 5, 1997. Completion of the remaining portion of this transaction, however, is conditioned on the Company obtaining a new line of credit on terms acceptable to Penn Janney. Accordingly, there is no assurance that the remainder of the transaction will be completed.

8.       Statement of Financial Accounting Standards Not Yet Adopted

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

            Cautionary Statement Regarding Forward-looking Statements

         This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) competition for customers for its products and services; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; (iv) the uncertainty of consummating potential acquisitions; and (v) the availability of financing to fund working capital and expansion needs.

         The Company's ability to predict results or the effect of any pending events on the Company's operating results is inherently subject to various risks and uncertainties, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1997 as compared to the Three Months Ended March 31, 1996.

         As described in Note 4 to the accompanying financial statements, the Company's Board of Directors has approved the disposition of the Company's commercial printing division. Net sales of the commercial printing division were approximately $564,000 for the quarter ended March 31, 1997 and $318,000 for the quarter ended March 31, 1996. Cost of goods sold for the printing division in such quarters was approximately $528,000 and $281,000, respectively, and aggregate other expenses for this division were $349,000 and $258,000, respectively. As a result, the commercial printing division incurred losses of $312,000 and $221,000 in the first quarter of 1997 and 1996, respectively. The planned disposition of the commercial printing business is expected to improve the Company's gross profit margins since printing services generally have a lower gross profit margin than the Company's multimedia products. The disposition also is expected to improve the Company's liquidity by reducing operating expenses. The printing business is classified as a discontinued operation in the financial statements and therefore the following discussion of results of operations for the first quarter of 1997 and 1996 relates only to the Company's continuing operations without regard to the printing business.

         Net sales increased approximately $377,000, or 46%, from approximately $814,000 in the quarter ended March 31, 1996 to approximately $1,191,000 in the quarter ended March 31, 1997 due to increases in multimedia product sales. The significant increase was primarily attributable to the new sports products released by the Company in the fourth quarter of 1996, as well as the new release of Wizard Presents The Comic Collector in the first quarter of 1997. The increase was offset by the provision for the sales return and price protection allowance of approximately $110,000. Despite the significant increase in net sales, the provision declined in the first quarter of 1997 compared to the provision of approximately $170,000 in the first quarter of 1996 due to increased sales of higher margin and more consistent products in 1997, which traditionally have fewer returns and less price protection allowances. Direct mail sales were approximately $282,000, or 23% of net sales, in the quarter ended March 31, 1997 as compared to approximately $532,000, or 65% of net sales, for the quarter ended March 31, 1996. Direct sales in the first quarter of 1996 were unusually high because new APBA baseball card sets were shipped in that quarter rather than in the last quarter of 1995.

         Cost of goods sold increased by approximately $31,000, or 8%, from approximately $374,000 for the quarter ended March 31, 1996 to approximately $405,000 for the quarter ended March 31, 1997, primarily as a result of increases in material and labor costs associated with the increase in multimedia product sales. As a percentage of net sales, cost of goods sold decreased from approximately 46% in the first quarter of 1996 to approximately 34% in the first quarter of 1997. The decrease in cost of goods sold as a percentage of net sales resulted from the increase in sales of multimedia products, which have a higher profit margin than the Company's other products and services.

         Development expense increased by approximately $300,000 from approximately $55,000 for the first quarter of 1996 to approximately $355,000 for the first quarter of 1997. This significant increase was due to the Company's acquisition of Micro Sports, a software developer, in October 1996. In addition, a significant amount of the development expense incurred during the first quarter related to products that are planned for release later in 1997. The Company had only one new product to reach technological feasibility and release during the first quarter of 1997. The Company expects its development expenses in each of the remaining quarters of 1997 will approximate the development expenses incurred in the first quarter of 1997.

         Selling and marketing expenses increased by approximately $61,000, or 42%, from approximately $146,000 for the first quarter of 1996 to approximately $207,000 for the first quarter of 1997. The increase was primarily a result of hiring additional marketing personnel as well as implementing additional sales promotions in the first quarter of 1997. As a percentage of net sales, selling and marketing expenses remained relatively constant at 18% and 17%, respectively.

         General and administrative expenses decreased by approximately $21,000, or 8%, from approximately $256,000 for the first quarter of 1996 to $235,000 for the first quarter of 1997. This decrease was primarily due to a reduction in administrative personnel in the Company's multimedia products group.

         Depreciation and amortization expense increased by approximately $51,000, or 43%, from approximately $121,000 for the quarter ended March 31, 1996 to $173,000 for the quarter ended March 31, 1997. This increase was due primarily to the amortization of intangible assets resulting from the Micro Sports and Rabbit Ears acquisitions.

         Interest expense decreased by approximately $14,000, or 31%, from approximately $45,000 for the first quarter of 1996, to $31,000 for the first quarter of 1997. The decrease reflected interest expense of $26,000 incurred in the first quarter of 1996 in connection with bridge loan financing in which the Company issued units consisting of promissory notes and warrants to purchase common stock. Such sum was deemed to be original issue discount related to the value of the warrants and therefore treated as interest expense with respect to the notes. The notes were repaid in the second quarter of 1996 with a portion of the proceeds from the Initial Public Offering.

          For the first quarter of 1996, the Company provided for federal and state corporate income taxes at an estimated effective tax rate of 20%. The Company reversed this tax benefit in the fourth quarter of 1996, however, due to doubts as to the Company's ability to utilize such tax benefits. The Company does not intend to recognize a tax benefit until it achieves profitability on a quarterly basis.

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

         As of March 31, 1997, the Company had payment commitments of approximately $275,000 under various product development agreements, $1.1 million under its property and vehicle leases, and $1.8 million under existing employment agreements with certain officers of the Company.

         As a result of the costs incurred in connection with the recent acquisitions of Micro Sports and Rabbit Ears, the Company believes that cash flow from operations will not be sufficient to meet its needs for working capital and the expansion of its business. The Company's cash flow from operations was substantially lower in 1996 than previously anticipated due to decreases in net revenues and increases in cost of goods sold and operating expenses. Cash flow from operations in the first quarter of 1997 has continued to be less than the Company's working capital needs. Accordingly, the Company continued to borrow under its bank line of credit during the first quarter of 1997 and approximately $1.4 million was outstanding as of March 31, 1997.

         During the first quarter of 1997, the Company's net cash used in operating activities was approximately $383,000. Substantially all of such amount, however, was attributable to the Company's printing operations. The proposed disposition of the printing operations and the Company's concentration on selling higher margin products are important aspects of the Company's strategy to reduce cash used in operations and ultimately to generate positive cash flow.

         The Company expects that its working capital needs for at least the balance of 1997 will increase due to various factors, including the implementation of certain marketing programs, the hiring of additional administrative personnel, increased costs of development of products, and the financing of increased inventory and accounts receivable arising from the sale and shipment of new products. The Company's working capital needs may increase further if the Company consummates additional acquisitions. The Company estimates that in order to fund its working capital needs for the next twelve months (not including any increases that may arise as a result of acquisitions), it will require approximately $2.0 million of financing in addition to cash flow from operations. Accordingly, the Company is seeking additional debt and equity financing.

         In late March 1997, the bank providing the Company's $1.5 million line of credit, which is collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a covenant relating to the maintenance of a minimum level of tangible net worth. The Company immediately began discussions with the bank to obtain a limited extension of the line of credit and simultaneously began discussions with other banks to obtain a replacement credit facility. The line of credit expired on March 31, 1997 and all amounts outstanding thereunder became immediately due and payable on that date. On May 1, 1997, the bank agreed not to exercise its remedies under the line of credit until July 15, 1997 in order to allow the Company an opportunity to arrange for a new line of credit. Under such agreement, the Company was required to make a principal payment of $50,000 plus principal payments, if any, that may be required to remain in compliance with an agreed upon borrowing base formula. Additionally, the Company is required to make a principal payment of $50,000 on each of May 15, 1997 and June 15, 1997. All remaining amounts outstanding are due July 15, 1997.

         On March 24, 1997, the Company announced it had entered into a letter of intent to acquire KidSoft, a California-based distributor and publisher of children's multimedia software products. In connection with the acquisition, certain shareholders of KidSoft have agreed, subject to certain conditions, to purchase in a private placement up to $1,200,000 of the Company's Common Stock. The Company anticipates that, while a significant portion of the proceeds from this issuance of Common Stock will be used to integrate KidSoft's California-based operations with the Company's operations, a substantial amount of the net proceeds will be available for working capital and general corporate purposes. The Company anticipates that KidSoft's direct mail and original equipment manufacturer business, which represent a substantial portion of KidSoft's total revenues, will enable the Company to substantially improve its cash flow from operations. Consummation of the KidSoft acquisition is subject to completion of a satisfactory due diligence review by each party, negotiation and execution of definitive documentation and other customary closing documents, approval of the respective boards of directors of each party and satisfaction of other closing conditions. Accordingly, there can be no assurance that this transaction will be completed.

         On April 6, 1997, the Company signed an agreement with an investment banking firm under which such firm will act as a placement agent to offer on a best efforts basis up to $2,000,000 of convertible preferred stock of the Company. There can be no assurance that the offering will be successful. The Company believes that the success of the offering will depend, in part, on its ability to arrange for a new line of credit.

         On April 15, 1997, the Company accepted a commitment letter from a bank to provide a line of credit sufficient to repay all amounts outstanding under the Company's existing line of credit. Receipt of funds under the new line of credit, however, is subject to the negotiation and execution of definitive documentation. The Company and the bank currently are in the process of negotiating such documentation and the Company believes that the transaction will be completed by the end of May 1997.

         Even if the Company obtains a new credit facility, it must raise additional debt or equity financing in order to fund its working capital needs. In April 1997, the Company closed a portion of a transaction pursuant to which the Company agreed to issue and sell to Penn Janney $1,000,000 aggregate principal amount of convertible subordinated pay-in-kind secured debentures and warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $1,000,000. On April 25, 1997, the Company received proceeds from Penn Janney of $200,000 and on May 5, 1997, the Company received an additional $300,000. Completion of the remaining portion of this transaction, however, is conditioned on the Company obtaining a new credit facility on terms acceptable to Penn Janney or the closing of the KidSoft acquisition. Accordingly, there is no assurance that this transaction will be completed.

         In the normal course of business, the Company evaluates potential acquisitions and other business arrangements that may complement the Company's business. The Company is currently evaluating a number of opportunities in this regard; however, no commitments or agreements have been reached except for a letter of intent with respect to KidSoft, which is subject to due diligence and other conditions described above. Any such acquisitions or joint ventures may require the Company to make additional capital expenditures, and such expenditures could be significant.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  11.1     Statement re: Computation of Per Share Earnings

                  27.1     Financial Data Schedules

         (b) The Company filed the Following Current Reports on Form 8-K for the quarter ended March 31, 1997:

         Current Report on Form 8-K/A, dated January 7, 1997, reporting certain financial information in connection with the Company's acquisition of all of the assets of Micro Sports, Inc. and certain of the assets of M.S. Investments Holdings, Ltd. and assumption of certain labilities of Micro Sports, Inc.

         Current Report on Form 8-K, dated February 18, 1997, reporting the acquisition of assets of Rabbit Ears Productions, Inc.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 1997.

                                  MICROLEAGUE MULTIMEDIA, INC.


                                  By: /s/ Neil B. Swartz
                                     ----------------------------------------
                                      Neil B. Swartz
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

                                  By: /s/ Peter R. Flanagan
                                     ----------------------------------------
                                      Peter R. Flanagan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

11.1              Statement re: Computation of Per Share Earnings

27.1              Financial Data Schedules

                                                                    EXHIBIT 11.1


                      STATEMENT RE: COMPUTATION OF EARNINGS




                                                       Three Months Ended
                                                            March 31,
                                                    ==========================
                                                      1997            1996
                                                    ---------      -----------
Primary and Fully Diluted
     Average shares outstanding                     4,372,980       2,756,667
     Net effect of common stock equivalents                --         181,311
                                                   ----------      ----------
     Total                                          4,372,980       2,937,978
                                                   ==========      ==========

     Net loss                                      $ (526,501)     $ (370,751)
                                                   ==========     ===========

     Per share (loss):                             $    (0.12)     $    (0.13)
                                                   ==========     ===========