Form 10QSB
period 1997-06-30
MICROLEAGUE MULTIMEDIA INC
filed 1997-08-19
CIK 1010395

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB
                                   -----------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               ---------------------------------------------------

                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------


For the interim period ended June 30, 1997
------------------------------------------

                                       OR
                                       --

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       -------------------------------------------------------------------
                              EXCHANGE ACT OF 1934
                              --------------------


For the transition period from              -        to                .
------------------------------------------------------------------------

Commission File Number   1-11743
--------------------------------

                          MICROLEAGUE MULTIMEDIA, INC.
    ------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)

          Pennsylvania                                   23-2563090
---------------------------------            ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

              1001 Millersville Road, Lancaster, Pennsylvania 17604
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (717) 872-6567
    ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes                    No     X
             ------                 -------

         As of July 31, 1997, the registrant had outstanding 6,102,183 shares of Common Stock, par value $.01 per share.

         Transitional Small Business Disclosure Format (check one):

         Yes                     No    X
             ------                 -------

                          MICROLEAGUE MULTIMEDIA, INC.
                 QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                           PERIOD ENDED JUNE 30, 1997


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION

ITEM 1.                    Financial Statements:

Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.............................................3

Consolidated Statements of Operations for the six months ended
         June 30, 1997 and June 30, 1996..........................................................................4

Consolidated Statements of Operations for the three months ended
         June 30, 1997 and June 30, 1996..........................................................................5

Consolidated Statements of Cash Flows for the six months ended
         June 30, 1997 and June 30, 1996..........................................................................6

Notes to Consolidated Financial Statements........................................................................7


ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................10

PART II.          OTHER INFORMATION..............................................................................13

ITEM 2.           Changes in Securities..........................................................................13

ITEM 6.           Exhibits and Reports on Form 8-K...............................................................14



                          MICROLEAGUE MULTIMEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                            ASSETS
                                                          June 30, 1997                December 31,
                                                            (unaudited)                    1996
                                                          =============               =============
Cash and cash equivalents                                  $    238,580                $     22,080
Accounts receivable, less allowance                           1,088,383                     867,915
  for Sales Returns of $474,000 and $460,000
Inventories                                                   1,119,079                   1,302,728
Royalty advances                                                305,463                     102,100
Prepaid and other current assets                                221,343                      83,539
Deferred tax asset                                                 --                        83,300
                                                          -------------               -------------
Total current assets                                          2,972,848                   2,461,662
                                                          -------------               -------------
Property, plant and equipment, net                            1,256,547                     858,290
Capitalized software costs                                       69,363                      73,251
Goodwill, net                                                11,052,135                   1,592,301
Intangible assets                                             2,227,779                   2,307,710
Other assets                                                    184,060                      57,129
                                                          -------------               -------------
Total assets                                                 17,762,732                   7,350,343
                                                          -------------               -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                 1,893,119                   1,800,200
Current portion of long-term debt                               429,444                     338,626
Accounts payable                                              3,109,667                   1,488,647
Cash overdraft                                                     --                        73,068
Other accrued liabilities                                     1,461,189                     723,232
                                                          -------------               -------------
Total current liabilities                                     6,893,419                   4,423,773
                                                          -------------               -------------
Long-term debt                                                1,528,486                     673,085
Deferred tax liability                                           80,534                      83,300
Commitments and contingencies
Total liabilities                                             8,502,439                   5,180,158
                                                          -------------               -------------
Stockholder's equity:
Common Stock                                                     62,756                      42,432
Treasury Stock                                                 (892,500)                        --
Additional Paid-in Capital                                   19,182,951                   9,618,747
Bridge warrants                                                 150,000                         --
Accumulated deficiency                                       (9,206,914)                 (7,454,994)
Less: receivable from stockholders                              (36,000)                    (36,000)
                                                          -------------               -------------
Total stockholder's equity                                    9,260,293                   2,170,185
                                                          -------------               -------------
Total liabilities and stockholder's equity                 $ 17,762,732                $  7,350,343
                                                          =============               =============

               The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                                                            Six Months Ended June 30,
                                                                         1997                       1996
                                                                     (unaudited)                (unaudited)
                                                                     ===========                ===========
Net sales                                                            $ 2,118,782                $ 1,289,149
Cost of goods sold                                                       658,949                    638,444
                                                                     -----------                -----------
Gross profit                                                           1,459,833                    650,705
Operating expenses:
Product development                                                      565,216                    215,147
Selling                                                                  658,263                    564,391
Depreciation and amortization                                            404,944                    168,125
General & Administrative                                                 804,618                    292,395
                                                                     -----------                -----------
(Loss) from operations                                                  (973,208)                  (589,353)
Interest expense                                                          88,338                    143,574
(Loss) from continuing operations before income taxes                 (1,061,546)                  (732,927)
Benefit for income taxes, before extraordinary items                                                367,825
                                                                     -----------                -----------
(Loss) from continuing operations                                     (1,061,546)                  (365,102)
Gain (loss) on extraordinary items, net                                  144,934                   (204,181)
Discontinued operations (Note 4):
  (Loss) from operations of discontinued segment                        (835,308)                  (627,885)
                                                                     -----------                -----------
Net (loss)                                                           $(1,751,920)               $(1,197,168)
                                                                     ===========                ===========
Net (loss) per common share from continuing operations               $      (.23)               $      (.11)
                                                                     ===========                ===========
Net gain (loss) per common share from extraordinary items            $       .03                $      (.06)
                                                                     ===========                ===========

Net (loss) per common share from discontinued segment                $      (.18)               $      (.20)
                                                                     ===========                ===========
Net (loss) per common share                                          $      (.38)               $      (.37)
                                                                     ===========                ===========
Weighted average common shares outstanding                             4,662,695                  3,227,177
                                                                     ===========                ===========

               The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                                                           Three Months Ended June 30,
                                                                         1997                       1996
                                                                     (unaudited)                (unaudited)
                                                                     ===========                ===========
Net sales                                                            $   928,179                $   475,080
Cost of goods sold                                                       254,127                    264,074
                                                                     -----------                -----------
Gross profit                                                             674,052                    211,006
Operating expenses:
Product development                                                      210,431                    160,146
Selling                                                                  451,564                    418,084
Depreciation and amortization                                            232,193                     47,139
General & Administrative                                                 569,823                     36,430
                                                                     -----------                -----------
(Loss) from operations                                                  (789,959)                  (450,793)
Interest expense                                                          56,979                     98,265
(Loss) from continuing operations before income taxes                   (846,938)                  (549,058)
Benefit for income taxes, before extraordinary items                                                333,634
                                                                     -----------                -----------
(Loss) from continuing operations                                    $  (846,938)               $  (215,424)
Gain (loss) on extraordinary items, net                                  144,934                   (204,181)
Discontinued operations (Note 4):
  (Loss) from operations of discontinued segment                        (523,076)                  (406,812)
                                                                     -----------                -----------
Net (loss)                                                            (1,225,080)                  (826,417)
                                                                     ===========                ===========
Net (loss) per common share from continuing operations               $      (.17)               $      (.06)
                                                                     ===========                ===========
Net gain (loss) per common share from extraordinary items            $       .03                $      (.06)
                                                                     ===========                ===========
Net (loss) per common share from discontinued segment                $      (.10)               $      (.12)
                                                                     ===========                ===========
Net (loss) per common share                                          $      (.24)               $      (.24)
                                                                     ===========                ===========
Weighted average common shares outstanding                             5,026,979                  3,490,928
                                                                     ===========                ===========

               The accompanying notes are an integral part of the consolidated financial statements.

                          MICROLEAGUE MULTIMEDIA, INC.

                        CONSOLIDATED CASH FLOW STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                                                      Six Months Ended June 30,
                                                                                  1997                      1996
                                                                              (unaudited)                (unaudited)
                                                                              ===========                ===========
Cash flows used in operating activities:
  Net loss                                                                    $(1,751,920)               $(1,197,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     404,944                    323,984
Provision for doubtful accounts                                                                              178,123
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable                                      (159,395)                   341,070
 Decrease (increase) in inventories                                               898,539                   (352,199)
  Decrease (increase) in royalty advances                                         (84,055)                  (253,015)
  Decrease (increase) in prepaid and other current assets                           3,339                   (669,076)
  Decrease  (Increase) in other assets                                            465,273                     (5,021)
  Increase in accounts payable                                                    249,352                      3,897
  (Decrease) increase in accrued expenses                                        (131,512)                   189,735
  (Decrease) increase in deferred tax liabilities                                  (2,766)                       --
                                                                              -----------                -----------
Net cash used in operating activities                                            (108,201)                (1,439,670)
                                                                              -----------                -----------
Cash flows used in investing activities:
  Purchase of property, plant and equipment                                       178,645                   (345,217)
  Cash acquired in purchase                                                       109,041                        --
                                                                              -----------                -----------
Net cash used in investing activities                                             287,686                   (345,217)
                                                                              -----------                -----------
Cash flows provided by financing activities:
  Payments of receivables by stockholders                                             --                     (69,930)
  Net increase (decrease) in note payable - bank                                   92,919                 (2,281,372)
  Net borrowings (payments) of long-term debt                                     651,468                    (33,674)
  Net issuance of common stock                                                   (707,372)                 5,353,388
                                                                              -----------                -----------
Net cash provided by financing activities                                          37,015                  2,968,412
                                                                              -----------                -----------
Net increase in cash and cash equivalents                                         216,500                  1,183,525
Cash and cash equivalents, beginning of period                                     22,080                      6,754
                                                                              -----------                -----------
Cash and cash equivalents, end of period                                          238,580                  1,190,279
                                                                              -----------                -----------
Supplement cash flow disclosures:
Cash paid during the period for interest                                           74,556                     87,844
                                                                              -----------                -----------
Noncash, financing activities:
Conversion of notes payable to common stock                                           --                      84,023
                                                                              -----------                -----------
Capital lease obligations                                                          62,621                    186,282
                                                                              -----------                -----------

                          MICROLEAGUE MULTIMEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Description of Business

Microleague Multimedia, Inc. (the "Company") sells its products primarily through software retailers, mail order, wholesale clubs and mass market merchandisers throughout the United States under the brand names Microleague Sports(R), APBA(R), AbleSoft(R), Rabbit Ears(R), KidSoft(R), and General Admission(TM). Until June 9, 1997, the Company also provided commercial printing, graphic design and manufacturing services through its printing division, known as Foxfire Printing (see Note 4).

The unaudited interim financial statements for the Company include the operations of Micro Sports, Inc. ("Micro Sports"), a sports simulation software developer acquired in October 1996, Rabbit Ears Productions, Inc. ("Rabbit Ears"), a Philadelphia-based entertainment company known for its line of children's literature based products acquired in February 1997 (see Note 2), and KidSoft, a California-based distributor and publisher of children's multimedia software acquired in June 1997 (see Note 2). The financial statements presented herein do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of these financial statements have been included.

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

On June 6, 1997, the Company acquired KidSoft, L.L.C. ("KidSoft"), a California-based distributor and publisher of children's multimedia software products. The Company issued 1,450,000 shares of Common Stock to the members of KidSoft and granted warrants to purchase 100,000 shares of Common Stock to certain of such members. The warrants to purchase 100,000 shares of Common Stock have an exercise price of $4.75 per share and are exercisable through June 5, 2002.

3.       Inventory

Inventory, net of valuation allowances, consisted of the following:

                                                                           June 30, 1997               December 31, 1996
           Raw materials............................................                                            $52,334
           Work-in-progress.........................................                                             63,303
           Finished goods...........................................         1,119,079                        1,187,091
                                                                             ---------                        ---------
                    Total...........................................        $1,119,079                       $1,302,728
                                                                            ==========                       ==========

4.       Discontinued Operations

Effective June 9, 1997, the Company sold the assets and certain liabilities of its commercial printing division to the Company's former President and Chief Operating Officer. In consideration for such sale, the Company received 175,000 shares of its common stock. The Company retained approximately $1.2 million of accounts payable pertaining to the commercial printing division.

Net sales from the commercial printing division were approximately $957,900 and $700,000 for the six months ended June 30, 1997 and 1996, respectively. Cost of goods sold for the printing division in such six month periods was approximately $1,128,000 and $670,000 for the six months ended June 30, 1997 and 1996, respectively, and the aggregate other expenses for this division were $665,200 and $657,000, respectively. As a result, the commercial printing division incurred losses of $835,300 and $627,000 in the six months ended June, 30 1997 and 1996, respectively.

5.       Notes Payable

In late March 1997, the bank ("Original Bank") providing the Company's $1.5 million line of credit, which was collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a certain financial covenant.

On June 5, 1997, the Company entered into a demand line of credit from a new bank sufficient to repay all amounts outstanding under the Company's earlier line of credit. The new line of credit is collateralized by all of the assets of the Company and the personal guarantee of one of the Company's directors. The new line of credit bears interest at the bank's prime rate plus 1.5% and matures in May 1998. As of June 30, 1997, there was $1,193,109 outstanding on the line of credit with $306,891 available.

The Company remains obligated to the Original Bank under a certain term note in the outstanding principal amount of approximately $360,000 as of June 30, 1997. Interest accrues on such note at the rate of prime plus 2% per year and is payable monthly. The term note is unsecured, is guaranteed by three directors and two shareholders, and is due and payable during September 1997.

6.       Subordinated Debt

On June 5, 1997, the Company issued and sold to Penn Janney Opportunities Fund, L.P. ("Penn Janney") $1,000,000 aggregate principal amount of convertible subordinated secured debenture and warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $1,000,000. The debenture, which matures in eighteen months, bears interest at a rate of 12% per annum, which interest is payable quarterly either on cash or by issuance of an additional debenture(s) equal to the amount of interest due.

The debenture is secured by a second position on all of the assets of the Company. The warrants to purchase Common Stock are exercisable at the lower of 85% of fair market value per share as of the date of such warrant or the trading day immediately preceding the date of exercise.

7.       Earnings Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

8.       Stockholders' Equity

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

On June 6, 1997, certain shareholders of KidSoft purchased 252,631 shares of the Company's Common Stock, in a private placement, for total proceeds of approximately $1.2 million at $4.75 per share.

On June 9, 1997, as part of the disposition of the Company's commercial printing division, the Company received 175,000 of its outstanding shares into its Treasury. Accordingly, the Treasury stock is accounted for under the cost method.

9.       Statement of Financial Accounting Standards Not Yet Adopted

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. This Statement requires restatement of all prior-ended EPS data. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of the adoption of SFAS No. 130 on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of the adoption of SFAS No. 131 on the consolidated financial statements.

Cautionary Statement Regarding Forward-looking Statements

         This Report contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things, (i) competition for customers; (ii) the uncertainty of developing or obtaining rights to new products that will be accepted by the market and the timing of the introduction of new products into the market; (iii) the limited market life of the Company's products; (iv) the uncertainty of consummating potential acquisitions; and (v) the availability of financing to fund working capital and expansion needs, and (vi) the uncertainty of reducing the Company's operating costs and generating positive cash flow.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996.

         Net sales from continuing operations increased approximately $830,000 or 64%, from approximately $1,289,000 in the six months ended June 30, 1996 to approximately $2,119,000 in the six months ended June 30, 1997 due to increases in multimedia product sales. The significant increase was primarily attributable to the new sports products released by the Company in the second quarter of 1997. Despite the significant increase in net sales, the provision for sales returns declined in the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due to increased sales of higher margin and more consistent products in 1997, which traditionally have fewer returns and less price protection allowances. Direct mail sales were approximately $522,000, or 25% of net sales, in the six months ended June 30, 1997 as compared to approximately $799,000, or 61% of net sales, for the six months ended June 30, 1996. The decrease in the direct business was due to baseball add-on products releasing in the fourth quarter of 1996 instead of the first quarter of 1997, as those annual add-on products were released last year in the first quarter of 1996.

         As described in Note 4 to the accompanying financial statements, the Company disposed of its commercial printing business on June 9, 1997. Net sales of the commercial printing division were approximately $958,000 for the six months ended June 30, 1997 and $700,000 for the six months ended June 30, 1996. Cost of goods sold for the printing division in such quarters were approximately $1,128, 000 and $670,000, respectively, and aggregate other expenses for this division were $655,200 and $657,000, respectively. As a result, the commercial printing division incurred losses of $835,300 and $627,000 in the six months ended June 30, 1997 and 1996, respectively. The disposition of the commercial printing business is expected to improve the Company's gross profit margins since printing services generally have a lower gross profit margin than the Company's multimedia products. The disposition also is expected to improve the Company's operating expenses. The printing business is classified as a discontinued operation in the financial statements and therefore the following discussion of results of operations for the six months ended June 30, 1997 and 1996 relates only to the Company's continuing operations without regard to the printing business.

         Cost of goods sold increased by approximately $20,000 from approximately $640,000 for the six months ended June 30, 1996 to approximately $659,000 for the six months ended June 30, 1997. As a percentage of net sales, cost of goods sold decreased from approximately 49% in the six months ended June 30, 1996 to approximately 31% in the first quarter of 1997. The decrease in cost of goods sold as a percentage of net sales resulted from the increase in the sales of front-line multimedia products versus budget products as the front-line products typically have a higher profit margin than the Company's budget products.

         Development expense increased by approximately $350,000 from approximately $215,000 for the six months ended June 30, 1996 to approximately $565,000 for the six months ended June 30, 1997. This significant increase was due to the Company's acquisition of Micro Sports, a software developer, in October 1996. In addition, a significant amount of the development expense incurred during the second quarter of 1997 related to products that are planned for release later in 1997. The Company had only one new product reach technological feasibility and release during the first six months of 1997. The Company expects its development expenses in the second half of 1997 will approximate the development expenses incurred in the first half of 1997. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

         Selling and marketing expenses increased by approximately $94,000, or 17%, from approximately $565,000 for the six months ended June 30, 1996 to approximately $658,000 for the six months ended June 30, 1997. The increase was primarily a result of certain direct marketing and sales promotion expenses, which expenses preceded product release schedules. As a percentage of net sales, selling and marketing expenses remained relatively constant on a dollar basis, but on a percentage basis decreased from 44% in the first six months of 1996 to approximately 31% for the first six months in 1997 due to the increase in sales.

         General and administrative expenses increased by approximately $512,000 or 175%, from approximately $292,000 for the six months ended June 30, 1996 to $805,000 for the six months ended June 30, 1997. This increase was primarily due to an increase in administrative personnel as a result of the Company's acquisition of KidSoft in June 1997 and the Company's acquisition of Micro Sports in October 1996, as well as unusually high professional fees attributed to the Company's changing bank relationship.

         Depreciation and amortization expense increased by approximately $236,000, or 140%, from approximately $168,000 for the six months ended June 30, 1996 to $405,000 for the six months ended June 30, 1997. This increase was due primarily to the increased amortization of intangible assets resulting from the Micro Sports, Rabbit Ears, and KidSoft acquisitions.

         Interest expense decreased by approximately $55,000, or 38%, from approximately $143,000 for the six months ended June 30, 1996, to $83,000 for the six months ended June 30, 1997. The decrease reflected interest expense of $240,000 incurred in the first six months of 1996 in connection with bridge loan financing in which the Company issued units consisting of promissory notes and warrants to purchase Common Stock. Such sum was deemed to be original issue discount related to the value of the warrants and therefore treated as interest expense with respect to the notes. The notes were repaid at the end of the second quarter of 1996 with a portion of the proceeds from the Initial Public Offering.

          For the six months ended June 30, 1996, the Company provided for federal and state corporate income taxes at an estimated effective tax rate of 30%. The Company reversed this tax benefit in the fourth quarter of 1996, however, due to doubts as to the Company's ability to utilize such tax benefits. The Company does not intend to recognize a tax benefit until it achieves profitability on a quarterly basis.

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

         On June 6, 1997, the Company acquired KidSoft and assumed KidSoft's current liabilities in excess of current assets of approximately $1,690,000. In connection with the acquisition, certain shareholders of KidSoft purchased in a private placement approximately $1,200,000 of the Company's Common Stock. The Company anticipates that, a significant portion of the proceeds from this issuance of Common Stock will be used to integrate KidSoft's California-based operations with the Company's operations, and any remaining amount of the net proceeds will be available for working capital and general corporate purposes. From the acquisition date of KidSoft on June 6, 1997 through the end of the second quarter, no material revenues were derived from KidSoft to offset cash used to meet expenses associated with the KidSoft business, which were approximately $300,000. The Company anticipates that KidSoft's direct mail and original equipment manufacturer business, which represent a substantial portion of KidSoft's total revenues, will enable the Company to improve its cash flow from operations.

         In June 1997, the Company issued to Penn Janney Opportunities Fund, L.P. $1,000,000 aggregate principal amount of convertible subordinated secured debentures and warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $1,000,000.

         As of June 30, 1997, the Company had payment commitments of approximately $60,000 under various product development agreements, $1,162,000 under its property and vehicle leases, and $1,215,000 under existing employment agreements with certain officers of the Company.

         Primarily as a result of the costs incurred in connection with the recent acquisitions of Micro Sports, Rabbit Ears and KidSoft, the Company believes that cash flow from operations will not be sufficient to meet its short term needs for working capital and the expansion of its business. The Company's cash flow from operations was substantially lower in 1996 than previously anticipated due to decreases in net revenues and increases in cost of goods sold and operating expenses. Revenues were adversely affected in 1996, in part, because the Company did not release any premier products. Cash flow from operations in the first and second quarters of 1997 continued to be less than the Company's working capital needs. For the second quarter of 1997, the Company's loss before interest, taxes, depreciation and amortization, a customary measure for operating cash flow, was only $568,000 (excluding the Company's printing operations). The Company expects cash flow from operations to be less than the Company's expenses in the third quarter of 1997. The Company continued to borrow under its bank line of credit of $1.5 million during the second quarter of 1997 and approximately $1,193,000 was outstanding as of June 30, 1997.

         During the first six months of 1997, the Company's net cash used in operating activities was approximately $108,000. A large portion of such amount, however, was attributable to the Company's printing operations. The disposition of the printing operations and the Company's concentration on selling higher margin products are important aspects of the Company's strategy to reduce cash used in operations.

         In late March 1997, the bank providing the Company's $1.5 million line of credit, which was collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a covenant relating to the maintenance of a minimum level of tangible net worth. The Company immediately began discussions with the bank to obtain a limited extension of the line of credit and simultaneously began discussions with other banks to obtain a replacement credit facility. The line of credit expired on March 31, 1997 and all amounts outstanding thereunder became immediately due and payable on that date. On May 1, 1997, the bank agreed not to exercise its remedies under the line of credit until July 15, 1997 in order to allow the Company an opportunity to arrange for a new line of credit.

         On June 5, 1997, the Company entered into a new banking relationship that provided the Company a $1.5 million line of credit to replace the Company's existing line of credit facility. The new line of credit, collateralized by substantially all of the Company's assets and the personal guarantee of the Company's Chairman of the Board of Directors, matures at the end of May 1998.

         The Company estimates that in order to fund its working capital needs for the next twelve months (not including any increases that may arise as a result of acquisitions), it will require a significant amount of funding in addition to cash flow from operations. The Company intends to obtain additional funding in the form of debt and/or equity. There can be no assurances that the Company will be able to obtain such additional funding, or if obtained, that such amount will be adequate for the Company's purposes.

         In the normal course of business, the Company evaluates potential acquisitions and other business arrangements that may complement the Company's business. The Company is currently evaluating a number of opportunities in this regard; however, no commitments or agreements have been reached. Any such acquisitions or joint ventures may require the Company to make additional capital expenditures, and such expenditures could be significant.

Seasonality

         The interactive multimedia consumer products market is characterized by significant seasonal swings in demand, which typically peak in the fourth quarter of each year. The seasonal pattern is due primarily to the increased demand for audio, video and computer software products during the year-end holiday buying season. The Company expects its net sales and operating results to continue to reflect this seasonality. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis or that any profitability, if achieved, will be maintained.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations to date. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

         On June 5, 1997, the Company issued to Penn Janney Opportunities Fund, L.P. a certain convertible subordinated secured debenture in the face amount of $1,000,000 and a warrant to purchase 100,000 shares of common stock, for an aggregate consideration of $1,000,000. The debenture is convertible into common stock, and the warrants are exercisable into common stock, at the lower of $3.59 or 85% of fair market value per share as of the trading day immediately preceding the date of conversion or exercise, as the case may be (the "Formula Value"). The warrant expires on April 24, 2002. There were no underwriting discounts or commissions. The securities were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended ("Section 4(2)").

         On June 6, 1997, the Company sold 252,631 shares of its Common Stock to Hearst Corporation and Ameritech Corporation, at the price of $4.75 per share, for an aggregate of approximately $1,200,000. There were no underwriting discounts or commissions. The shares were issued in reliance upon Section 4(2).

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:

                  11.1     Statement re: Computation of Per Share Earnings

                  27.1     Financial Data Schedules

         (b) The Company filed the Following Current Reports on Form 8-K for the quarter ended June 30, 1997:

         Current Report on Form 8-K/A, dated February 18, 1997, reporting certain financial information in connection with the Company's acquisition of certain of the assets of Rabbit Ears Productions, Inc.

         Current Report on Form 8-K, dated June 6, 1997, reporting the Company's acquisition of KidSoft, L.L.C. (the "KidSoft Acquisition") together with certain financial information required to be filed in connection with the KidSoft Acquisition.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 1997.

                            MICROLEAGUE MULTIMEDIA, INC.



                            By:      /s/ Neil B. Swartz
                                     ------------------------------------------
                                     Neil B. Swartz
                                     Chairman of the Board of Directors and
                                     Chief Executive Officer

                            By:      /s/ Laurie Gee
                                     ------------------------------------------
                                     Laurie Gee
                                     Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------

Exhibit No.
-----------

11.1     Statement re: Computation of Per Share Earnings

27.1     Financial Data Schedules