Form 10QSB
period 1997-09-30
MICROLEAGUE MULTIMEDIA INC
filed 1997-11-21
CIK 1010395

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

For the interim period ended September 30, 1997
-----------------------------------------------

                                      OR
                                      --

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           --------------------------------------------------------
                        SECURITIES EXCHANGE ACT OF 1934
                        -------------------------------


For the transition period from          -     to          .
-----------------------------------------------------------

Commission File Number   1-11743
--------------------------------

                         MICROLEAGUE MULTIMEDIA, INC.
                   ----------------------------------------
             (Exact name of Small Business Issuer in its charter)

          Pennsylvania                                23-2563090
----------------------------------          ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             1001 Millersville Road, Lancaster, Pennsylvania 17604
                   ----------------------------------------
                   (Address of principal executive offices)

                                (717) 872-6567
                   ----------------------------------------
               (Issuer's Telephone Number, Including Area Code)


      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes                 No   X
          ---                 ---
      As of September 30, 1997, the registrant had outstanding 6,102,183 shares of Common Stock, par value $.01 per share.

      Transitional Small Business Disclosure Format (check one):

      Yes                  No  X
          ---                 ---

                     MICROLEAGUE MULTIMEDIA, INC.
            QUARTERLY REPORT ON FORM 10-QSB FOR THE INTERIM
                    PERIOD ENDED SEPTEMBER 30, 1997


                           TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

ITEM 1.          Financial Statements:

Consolidated  Balance  Sheets as of September 30, 1997 and December 31, 1996................................3

Consolidated Statements of Operations for the nine months ended
      September 30, 1997 and September 30, 1996.............................................................4

Consolidated Statements of Operations for the three months ended
      September 30, 1997 and September 30, 1996.............................................................5

Consolidated Statements of Cash Flows for the nine months ended
      September 30, 1997 and September 30, 1996.............................................................6

Notes to Consolidated Financial Statements..................................................................7


ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations......................................................................................10

PART II.   OTHER INFORMATION...............................................................................15

ITEM 2.    Changes in Securities...........................................................................15

ITEM 6.    Exhibits and Reports on Form 8-K................................................................16


                         MICROLEAGUE MULTIMEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                           September 30, 1997           December 31, 1996
                                                                               (unaudited)
                                                                           ================              ===============
      ASSETS
      Cash and cash equivalents                                                          $0                      $22,080
      A/R, less provision for doubtful accounts and returns of                      511,531                      867,915
      $850,347 and $460,019
      Inventories, net                                                              394,167                    1,302,728
      Royalty advances, net                                                         282,219                      102,100
      Prepaid and other current assets                                              118,819                       83,539
      Deferred tax asset                                                             80,534                       83,300
                                                                           ----------------              ---------------
      Total current assets                                                        1,387,270                    2,461,662
                                                                           ----------------              ---------------
      Property, plant and equipment, net                                          1,079,542                      858,290
      Capitalized software costs                                                     69,363                       73,251
      Goodwill, net                                                               6,732,660                    1,592,301
      Intangible assets                                                           6,236,991                    2,307,710
      Other assets                                                                   89,839                       57,129
                                                                           ----------------              ---------------
      Total assets                                                               15,595,665                    7,350,343
                                                                           ----------------              ---------------
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Accounts payable                                                            3,750,886                    1,488,647
      Cash overdraft                                                                 69,043                       73,068
      Bank line of credit                                                         1,474,056                    1,100,200
      Current portion of long-term debt                                             895,609                    1,038,626
      Other accrued liabilities                                                   1,563,356                      723,232
                                                                           ----------------              ---------------
      Total current liabilities                                                   7,752,950                    4,423,773
                                                                           ----------------              ---------------
      Long-term debt                                                              2,566,728                      673,085
      Deferred tax liability                                                         80,534                       83,300
                                                                           ----------------              ---------------
      Total liabilities                                                          10,400,212                    5,180,158
      STOCKHOLDER'S EQUITY:
      Common Stock                                                                   62,755                       42,432
      Treasury Stock                                                                (1,750)                           --
      Additional Paid-in Capital                                                 18,292,201                    9,618,747
      Bridge warrants                                                               150,000                           --
      Accumulated deficiency                                                   (13,271,753)                  (7,454,994)
      Less: receivable from stockholders                                           (36,000)                     (36,000)
                                                                           ----------------              ---------------
      Total stockholder's equity                                                  5,195,453                    2,170,185
                                                                           ================              ===============
      Total liabilities and stockholder's equity                                $15,595,665                   $7,350,343
                                                                           ================              ===============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROLEAGUE MULTIMEDIA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                                          Nine Months Ended September 30,
                                                                                           1997                     1996
                                                                                        (unaudited)              (unaudited)
                                                                                       ===========              ===========
       Net sales                                                                       $ 3,245,257             $  1,847,255
       Cost of goods sold                                                                2,055,292                1,071,048
                                                                                       -----------              -----------
       Gross profit                                                                      1,189,965                  776,207
       Operating expenses:
       Product development                                                                 811,150                  305,038
       Selling & Marketing                                                               1,829,141                1,064,702
       Depreciation and amortization                                                       959,377                  321,326
       General & Administrative                                                          2,604,213                  906,070
                                                                                       -----------              -----------
       (Loss) from operations                                                          (5,013,916)              (1,820,929)
       Interest expense                                                                    182,414                  159,785
                                                                                       -----------              -----------
       (Loss) from continuing operations before income taxes                           (5,196,330)              (1,661,144)
       Benefit for income taxes, before extraordinary items                                     --                  767,328
                                                                                       -----------              -----------
       (Loss) from continuing operations, before extraordinary items                   (5,196,330)                (365,102)
       Gain (loss) on extraordinary items, net                                             144,934                (204,181)
                                                                                       -----------              -----------
       Gain (loss) from continuing operations                                          (5,051,396)                (569,283)
       Discontinued operations (Note 4):
         (Loss) from operations of discontinued segment                                  (849,425)                (754,742)
                                                                                       -----------              -----------
       Net (Loss)                                                                     ($5,900,821)             $(2,172,309)
                                                                                       ===========              ===========
       Net (loss) per common share from continuing operations                          $    (0.99)             $      (.34)
                                                                                       ===========              ===========
       Net gain (loss) per common share from extraordinary items                       $      .02              $      (.06)
                                                                                       ===========              ===========
       Net (loss) per common share from discontinued segment                           $     (.16)             $      (.21)
                                                                                       ===========              ===========
       Net (loss) per common share                                                     $    (1.13)             $      (.61)
                                                                                       ===========              ===========
       Weighted average common shares outstanding                                        5,206,735                3,547,963
                                                                                       ===========              ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROLEAGUE MULTIMEDIA, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                                                       Three Months Ended September 30,
                                                                                           1997                  1996
                                                                                        (unaudited)           (unaudited)
                                                                                       ===========           ===========

       Net sales                                                                       $   855,472         $     544,994
       Cost of goods sold                                                                1,162,934               432,605
                                                                                       -----------           -----------
       Gross profit                                                                      (307,462)               112,389
       Operating expenses:
       Product development                                                                 245,934                89,891
       Selling & Marketing                                                               1,170,879               487,198
       Depreciation and amortization                                                       516,704               153,201
       General & Administrative                                                          1,793,880               382,447
                                                                                       -----------           -----------
       (Loss) from operations                                                          (4,034,859)           (1,000,348)
       Interest expense                                                                     99,947                16,211
                                                                                       -----------           -----------
       (Loss) from continuing operations before income taxes                           (4,134,806)           (1,016,559)
       Benefit for income taxes, before extraordinary items                                     --               399,503
                                                                                       -----------           -----------
       (Loss) from continuing operations, before extraordinary items                $  (4,134,806)         $   (617,056)
       Gain (loss) on extraordinary items, net                                                  --                    --
                                                                                       -----------           -----------
       Gain (loss) from continuing operations                                          (4,134,806)             (617,056)
       Discontinued operations (Note 4):
         (Loss) from operations of discontinued segment                                   (14,117)             (126,857)
                                                                                       -----------           -----------
       Net (loss)                                                                      (4,148,923)             (743,913)
                                                                                       ===========           ===========
       Net (loss) per common share from continuing operations                      $         (.68)        $        (.15)
                                                                                       ===========           ===========
       Net gain (loss) per common share from extraordinary items                   $           --         $          --
                                                                                       ===========           ===========
       Net (loss) per common share from discontinued segment                       $           --         $        (.03)
                                                                                       ===========           ===========
       Net (loss) per common share                                                 $         (.68)        $        (.18)
                                                                                       ===========           ===========
       Weighted average common shares outstanding                                        6,094,897             4,179,078
                                                                                       ===========           ===========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                     MICROLEAGUE MULTIMEDIA, INC.

                   CONSOLIDATED CASH FLOW STATEMENTS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                                                                                        Nine Months Ended September 30,
                                                                                          1997                  1996
                                                                                      (unaudited)            (unaudited)
                                                                                      ============           ============
Cash flows used in operating activities:
  Net loss                                                                            $(5,900,823)           $(1,770,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                              959,377                401,646
Provision for doubtful accounts                                                            390,328                381,114
Changes in operating assets and liabilities:
 (Increase) decrease in accounts receivable                                               (33,944)                496,001
 Decrease (increase) in inventories                                                        908,561              (625,004)
  Decrease (increase) in royalty advances                                                (180,119)              (546,481)
  Decrease (increase) in prepaid and other current assets                                 (35,280)              (976,820)
  Decrease  (increase) in other assets                                                    (99,307)              (291,890)
  Increase in accounts payable                                                           2,262,239                107,603
  (Decrease) increase in accrued expenses                                                  836,099                130,428
  (Decrease) increase in deferred tax liabilities                                          (2,766)                     --
                                                                                      ------------           ------------
Net cash used in operating activities                                                    (895,635)            (2,694,066)
                                                                                      ------------           ------------
Cash flows used in investing activities:
  Purchase of property, plant and equipment                                                518,521              (388,944)
  Cash acquired in purchase                                                                109,041                     --
                                                                                      ------------           ------------
Net cash used in investing activities                                                      627,562              (388,944)
                                                                                      ------------           ------------
Cash flows provided by financing activities:
  Payments of receivables by stockholders                                                       --               (33,930)
  Net increase (decrease) in note payable - bank                                           373,856            (2,013,372)
  Net borrowings (payments) of long-term debt                                            1,750,626              (320,981)
  Net increase (decrease) in additional paid in capital                                     84,007                     --
  Net issuance of common stock                                                           (707,372)              5,325,030
                                                                                      ------------           ------------
Net cash provided by financing activities                                                1,501,117              3,076,256
                                                                                      ------------           ------------
Net decrease in cash and cash equivalents                                                 (22,080)                (6,754)
Cash and cash equivalents, beginning of period                                              22,080                  6,754
                                                                                      ------------           ------------
Cash and cash equivalents, end of period                                                         0                      0
                                                                                      ------------           ------------
Supplement cash flow disclosures:
Cash paid during the period for interest                                                   182,414                179,371
                                                                                      ------------           ------------
Noncash, financing activities:
Conversion of notes payable to common stock                                                     --                 84,023
                                                                                      ------------           ------------
Capital lease obligations                                                                   59,417                186,282
                                                                                      ------------           ------------


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

3.    Inventory

Inventory, net of valuation allowances, consisted of the following:

                                       September 30, 1997       December 31,
                                                                   1996
     Raw materials.....................                           $52,334
     Work-in-progress..................                            63,303
     Finished goods....................    394,167              1,187,091
                                          --------             ----------
                                          $394,167             $1,302,728
                                          ========             ==========

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

There was no sales activity from the commercial printing division during the third quarter; however, expenses incurred prior to and received after the sale totaled $14,117 for the three months ended September 30, 1997. Net sales from the commercial printing division were approximately $957,900 and $1,178,962 for the nine months ended September 30, 1997 and 1996, respectively. Cost of goods sold for the printing division in such nine month periods was approximately $1,128,000 and $1,057,188 for the nine months ended September 30, 1997 and 1996, respectively, and the aggregate other expenses for this division were $679,317 and $876,516, respectively. As a result, the commercial printing division incurred losses of $849,425 and $754,742 in the nine months ended September, 30 1997 and 1996, respectively.

5.    Notes Payable

In late March 1997, the bank ("Original Bank") providing the Company's $1.5 million line of credit, which was collateralized by substantially all of the Company's assets, informed the Company that it would not renew the line of credit, and that the Company was in violation of a certain financial covenant.

On June 5, 1997, the Company entered into a demand line of credit from a new bank sufficient to repay all amounts outstanding under the Company's earlier line of credit. The new line of credit is collateralized by all of the assets of the Company and the personal guarantee of one of the Company's directors. The new line of credit bears interest at the bank's prime rate plus 1.5% and matures in May 1998. As of September 30, 1997, there was $1,474,056 outstanding on the line of credit with $25,944 available.

In September 1997, a certain term note with outstanding principal amount of approximately $345,000 became payable to the Original Bank. The term note is unsecured, is guaranteed by three directors and two shareholders. Interest continues to accrue on such note at the rate of prime plus 2% per year and is payable monthly. The Company is currently negotiating the refinancing of said note.

6.    Subordinated Debt

On June 5, 1997, the Company issued and sold to Penn Janney Opportunities Fund, L.P. ("Penn Janney") $1,000,000 aggregate principal amount of convertible subordinated secured debenture and warrants to purchase 100,000 shares of Common Stock for aggregate consideration of $1,000,000. The debenture, which matures in eighteen months, bears interest at a rate of 12% per annum, which interest is payable quarterly either in cash or by issuance of an additional debenture(s) equal to the amount of interest due. The debenture is secured by a second position on all of the assets of the Company. The warrants to purchase Common Stock are exercisable at the lower of 85% of fair market value per share as of the date of such warrant or the trading day immediately preceding the date of exercise.

On September 1, 1997, the Company offered to investors certain Convertible Term Notes of which the proceeds would be used for general corporate purposes, including working capital. The term notes, which requires a minimum investment of $100,000, matures on September 1, 1998. The term notes, bears interest at a rate of 12% per annum, which interest is payable quarterly either in cash or by issuance of in-kind of additional Convertible Term Notes with these same terms equal to the amount of interest due. The outstanding principal and interest will be convertible, at purchaser's option, at any time on or before the Maturity Date into shares of Common Stock at a conversion price equal to $2.00 per share or if the Company issues a note, debenture or other debt instrument convertible into the common stock of the Company, or issues a warrant, option or other instrument or agreement giving the holder the right to purchase the common stock of the Company at any time on or before November 3, 1997, the Company shall notify each holder of a Convertible Term Note of all material terms thereof, and then at the option of each such holder, from and after the time of any such issuance, the conversion price for such Lender's Convertible Term Note shall be either the conversion price set forth above or the conversion price or exercise price set forth in any such debenture, note, instrument, warrant, option or agreement. As of September 30, 1997, the Company issued and sold $875,000 aggregate principal amount of said Convertible Term Notes.

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

In April 1997, one of the Company's officers exercised an option to acquire 24,070 shares of Common Stock at a cost of $50,000.

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

Also in June 1997, the FASB issued SFAS No. 131. "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in the quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of the adoption of SFAS No. 131 on the consolidated financial statements.

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996.

Net sales from continuing operations increased approximately $1,398,000 or 76%, from approximately $1,847,300 in the nine months ended September 30, 1996 to approximately $3,245,300 in the nine months ended September 30, 1997 due to increases in multimedia product sales. The significant increase was primarily attributable to the new sports products and the new Teacher's Tool Box Deluxe released by the Company in the second and third quarter of 1997, respectively. Direct mail sales were approximately $862,600 or 27% of net sales, in the nine months ended September 30, 1997 as compared to approximately $1,044,700 or 57% of net sales, for the nine months ended September 30, 1996. The decrease in the direct business was due to timing of the baseball add-on products releasing in the fourth quarter of 1996 instead of the first quarter of 1997. In addition, KidSoft catalog sales were lower than expected due to product unavailability for its customers primarily due to credit restraints set by the software vendors.

As described in Note 4 to the accompanying financial statements, the Company disposed of its commercial printing business on June 9, 1997. There was no sales activity of the commercial printing division during the third quarter; however, there were expenses incurred, but not received, prior to the sales completion amounting to $14,100. Net sales of the commercial printing division were approximately $958,000 for the nine months ended September 30, 1997 and $1,179,000 for the nine months ended September 30, 1996. Cost of goods sold for the printing division in such quarters were approximately $1,128,000 and $1,057,000, respectively, and aggregate other expenses for this division were $669,300 and $876,500, respectively. As a result, the commercial printing division incurred losses of $849,400 and $754,700 in the nine months ended September 30, 1997 and 1996, respectively. The disposition of the commercial printing business is expected to improve the Company's gross profit margins since printing services generally have a lower gross profit margin than the Company's multimedia products. The disposition also is expected to improve the Company's operating expenses. The printing business is classified as a discontinued operation in the financial statements and therefore the following discussion of results of operations for the nine months ended September 30, 1997 and 1996 relates only to the Company's continuing operations without regard to the printing business.

Cost of goods sold increased by approximately $984,300 from approximately $1,071,000 for the nine months ended September 30, 1996 to approximately $2,055,300 for the nine months ended September 30, 1997. The increase is primarily due to higher sales in 1997 and an increase in inventory reserves of approximately $500,000. Excluding the adjustment to increase the inventory reserves, the cost of goods sold as a percentage of net sales decreased approximately 13% compared to prior period.

Development expense increased by approximately $506,200 from approximately $305,000 for the nine months ended September 30, 1996 to approximately $811,200 for the nine months ended September 30, 1997. This significant increase was primarily due to the Company's acquisition of Micro Sports, a software developer, in October 1996. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Selling and marketing expenses increased by approximately $764,400, or 72%, from approximately $1,064,700 for the nine months ended September 30, 1996 to approximately $1,829,100 for the nine months ended September 30, 1997. The increase was primarily a result of certain direct marketing and sales promotion expenses. Selling and marketing, as a percentage of net sales were 58% and 56% for the nine months ended September 30, 1996 and September 30, 1997, respectively. The decrease was primarily due to reduced marketing programs resulting from delay in funding from capital raising efforts.

General and administrative expenses increased by approximately $1,698,400 or 187%, from approximately $906,000 for the nine months ended September 30, 1996 to $2,604,400 for the nine months ended September 30, 1997. This increase was primarily due to additional costs in operations as a result of the Company's two acquisitions in 1997 and the Company's acquisition of Micro Sports in October 1996, as well as unusually high professional fees attributed to the Company's changing bank relationship and legal costs for capital raising efforts. During the nine months ended September 30, 1997, non-recurring expenses attributable to the above noted acquisitions were approximately $520,000 and $670,000 for professional fees and operations outside of Pennsylvania, respectively. The Company is in the process of closing and or reducing operations outside of Pennsylvania.

Depreciation and amortization expense increased by approximately $638,100, or 199%, from approximately $321,300 for the nine months ended September 30, 1996 to $959,400 for the nine months ended September 30, 1997. This increase was due primarily to the increased amortization of intangible assets resulting from the Micro Sports, Rabbit Ears, and KidSoft acquisitions.

Interest expense increased by approximately $22,600, or 14%, from approximately $159,800 for the nine months ended September 30, 1996, to $182,400 for the nine months ended September 30, 1997.

For the nine months ended September 30, 1996, the Company provided for federal and state corporate income taxes at an estimated effective tax rate of 30%. The Company reversed this tax benefit in the fourth quarter of 1996, however, due to doubts as to the Company's ability to utilize such tax benefits. The Company does not intend to recognize a tax benefit until it achieves profitability on a quarterly basis.

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

In September 1997, the Company issued to various investors $875,000 aggregate principal amount of convertible subordinated debentures and warrants with a maturity date of September 1, 1998.

As of September 30, 1997, the Company had payment commitments of approximately $30,000 under various product development agreements, $406,200 under its property and vehicle leases, and $1,215,000 under existing employment agreements with certain officers of the Company.

Primarily as a result of the costs incurred in connection with the recent acquisitions of Micro Sports, Rabbit Ears and KidSoft, the Company believes that cash flow from operations will not be sufficient to meet its short term needs for working capital and the expansion of its business. The Company's cash flow from operations was substantially lower in 1996 than previously anticipated due to decreases in net revenues and increases in cost of goods sold and operating expenses. Revenues were adversely affected in 1996, in part, because the Company did not release any premier products. Cash flow from operations in the nine months of 1997 continued to be less than the Company's working capital needs. For the third quarter of 1997, the Company's loss before interest, taxes, depreciation and amortization, a customary measure for operating cash flow, was approximately $4,054,500 (excluding the Company's printing operations). For the nine months ended September 30, 1997, inventory, accounts receivable and restructuring reserves were increased by approximately $1,250,000. The Company expects cash flow from operations to be less than the Company's expenses in the fourth quarter of 1997. The Company continued to borrow under its bank line of credit of $1.5 million during the third quarter of 1997 and approximately $1,474,100 was outstanding as of September 30, 1997.

The Company's net cash used in operating activities was approximately $895,000 for the nine months ended September 30, 1997 compared to $2,694,000 for the nine months ended September 30, 1996. A significant portion of the operating activities in prior year was attributable to the Company's printing operations. The disposition of the printing operations and the Company's concentration on selling higher margin products are important aspects of the Company's strategy to reduce cash used in operations.

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

On June 5, 1997, the Company entered into a new banking relationship that provided the Company a $1.5 million line of credit to replace the Company's existing line of credit facility. The new line of credit, collateralized by substantially all of the Company's assets and the personal guarantee of the Company's Chief Executive Officer, matures at the end of May 1998.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

On February 18, 1997, the Company issued 268,097 shares of Common Stock, at par value $.01 per share, in consideration for the acquisition of Rabbit Ears. In connection with the acquisition, the

Company also granted an aggregate of 15,000 shares of Common Stock to the two founders of Rabbit Ears.

In April 1997, one of the Company's officers exercised an option to acquire 24,070 shares of Common Stock at a cost of $50,000.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The following exhibits are included herein:

           11.1  Statement re: Computation of Per Share Earnings

           27.1  Financial Data Schedules

      (b) The Company filed the Following Current Reports on Form 8-K for the quarter ended September 30, 1997:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November, 1997.

                                 MICROLEAGUE MULTIMEDIA, INC.


                               By: /s/ Neil B. Swartz
                                   --------------------------------------
                                      Neil B. Swartz
                                      Chief Executive Officer

                              By: /s/ Laurie Gee
                                  ---------------------------------------
                                      Laurie Gee
                                      Chief Financial Officer

EXHIBIT INDEX
-------------

Exhibit No.
-----------

11.1  Statement re: Computation of Earnings Per Share

27.1  Financial Data Schedule